Form 10-K
period 2023-06-30
SCANSOURCE, INC.
filed 2023-08-22
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant at December 31, 2022 was $734,745,929, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2023
Common Stock, no par value per share	24,844,203 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2024 Annual Meeting of Shareholders, which are expected to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2023.

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Business," "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, economic weakness and inflation, risk to the Company's business from a cyberattack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, relationships with the Company's key suppliers and customers or a termination or a modification of the terms under which it operates with these key suppliers and customers, changes in the Company's operating strategy and the other factors set forth in "Risk Factors" contained herein.

PART I

ITEM 1.    Business.

ScanSource, Inc. (together with its subsidiaries referred to as the "Company” or “ScanSource” or “we”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers across hardware, Software as a Service ("SaaS"), connectivity and cloud. ScanSource enables customers to deliver solutions for their end users to address changing buying and consumption patterns. ScanSource sells through multiple, specialized routes-to-market with hardware, SaaS, connectivity and cloud service offerings from the world's leading technology suppliers. We provide technology solutions and services from more than 500 leading suppliers of mobility, barcode, point-of-sale ("POS"), payments, physical security, networking, unified communications, collaboration (UCaaS, CCaaS), connectivity and cloud services.

ScanSource was incorporated in South Carolina in 1992 and serves approximately 30,000 customers. Net sales for fiscal year ended June 30, 2023 totaled $3.79 billion. Our common stock trades on the NASDAQ Global Select Market under the symbol “SCSC.”

Our customers are businesses of all sizes that sell to end-customers across many industries. Our customer channels include value-added resellers (“VARs”), customers or agents, independent sales organizations (“ISOs”) and independent software vendors (“ISVs”). These customer channels provide us with multiple routes-to-market. We align our teams, tools and processes around all of our customers to help them grow through reducing their costs, creating efficiencies and generating end-customer demand for business solutions. We enable our customers to create, deliver and grow hybrid technology offerings for end-customers across almost every vertical market in the United States, Canada, Brazil and the United Kingdom ("UK").

In fiscal year 2021, we completed the sale of our product distribution businesses in Europe, the UK, Mexico, Colombia, Chile, Peru and our Miami-based export operations (the "Divestitures"). Management determined that the Company did not have sufficient scale in these markets to maximize our value-added model for physical product distribution, leading us to focus and invest in our higher margin businesses. The Divestitures are reported as discontinued operations within this Form 10-K. Unless otherwise indicated, descriptions of our business and amounts reported in this Form 10-K pertain to continuing operations only.

Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating hybrid technology solutions through a growing ecosystem of partners leveraging our people, processes, and tools. Our goal is to provide exceptional experiences for our partners, suppliers, and people, and we strive for operational excellence. Our hybrid distribution strategy relies on a channel sales model to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to customers that solve end users’ challenges. ScanSource enables customers to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our customers access to additional services. As a trusted adviser to our customers, we provide customized solutions through our strong understanding of end user needs.

Value Proposition

Our customer channels and supplier relationships serve as competitive advantages. From our pivotal position at the intersection of technology distribution trends, we provide robust value to both our customers and our suppliers. We make it easier for our sales partners and suppliers to deliver leading technology solutions that drive business outcomes for end users.

Value proposition for our customers/sales partners:
•Enable end-user consumption preferences
•Provide pre-sale engineering
•Make it easier to sell the technology stack
•Inventory availability
•Offer training, education and marketing services
•Provide custom configuration, services, platforms and digital tools
•Offer innovative financial solutions for our customers

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

Business Segments

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate in the United States, Canada, Brazil and the UK and consist of the following:
•Specialty Technology Solutions
•Modern Communications & Cloud

Specialty Technology Solutions Segment

The Specialty Technology Solutions portfolio includes enterprise mobile computing, data capture, barcode printing, POS, payments, networking, electronic physical security, cybersecurity and other technologies. There are adjacencies among these technologies to develop and deliver solutions for our customers. These solutions include data capture and POS solutions that interface with computer systems to automate the collection, processing and communication of information for commercial and industrial applications, including retail sales, distribution, shipping, inventory control, materials handling, warehouse management and health care applications. Electronic physical security products include identification, access control, video surveillance and intrusion-related devices. Our networking products include wireless and networking infrastructure products. This segment also includes recurring revenue from hardware rentals and other SaaS offerings.

Modern Communications & Cloud Segment

The Modern Communications & Cloud portfolio of solutions includes communications technologies and services for voice, video conferencing, wireless, data networking, cybersecurity, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government. This segment includes recurring revenue from our Intelisys and intY businesses.

Customers

Our customers, or sales partners, are businesses of all sizes that sell to end users across industries ranging from manufacturing, warehouse and distribution, retail and e-commerce, hospitality, transportation and logistics, government, education and healthcare, among others. Our customers provide us with multiple, specialized routes-to-market through various channels, including: VARs, agents, ISOs and ISVs. No single customer accounted for more than 4% of our total net sales for the fiscal year ended June 30, 2023.

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

Suppliers

We provide products and services from approximately 500 suppliers, including 8x8, AT&T, Aruba/HPE, Avaya, Axis, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Equinix, Extreme, F5, Five9, Fortinet, Genesys, Granite, GTT, Hanwha, Honeywell, Ingenico, Jabra, Logitech, Lumen, Microsoft, MetTel, Mitel, NCR, NICE CXone, Poly HP, RingCentral, Spectrum, Toshiba Global Commerce Solutions, Trend Micro, Ubiquiti, Verifone, Verizon, VMWare, Windstream, Zebra Technologies and Zoom.

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

Products from two suppliers, Cisco and Zebra, each constituted more than 10% of our net sales for the fiscal year ended June 30, 2023.
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

Our offerings to our customers include hardware, software, services and connectivity across premise, hybrid and cloud environments. We believe that customers want to offer end users complete technology solutions that solve end-user challenges and deliver positive outcomes. We align our people, processes and tools to help our sales partners grow by providing more hybrid solutions through a better understanding of end-customer needs. We are able to provide a combination of offerings from multiple suppliers or give our sales partners access to additional services, including configuration, key injection, integration support and others to deliver solutions.

We provide our customers and suppliers with an array of pre-sale business tools and value-added services, including market and technology solution expertise, education and training, product configuration tools, technical support, logistics and channel financial services. These services allow our customers to gain knowledge and experience on marketing, negotiation and selling, to improve customer service, to profitably grow their business and be more cost effective. Our business is enhanced by our ability and willingness to provide the extra level of services that keeps both our sales partners and suppliers satisfied.
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

•Physical Security and Networking: We provide electronic physical security solutions that include identification, access control, video surveillance and intrusion-related products. Physical security products are used every day across every vertical market to protect lives, property and information. These technology solutions require specialized knowledge to deploy effectively, and we offer in-depth training and education to our sales partners to enable them to maintain the appropriate skill levels. Our networking products include wireless and networking infrastructure products.

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

•Connectivity and Cloud Services: We offer business communications services, including voice, data, access, cable collaboration, wireless and cloud. We focus on empowering and educating sales partners so they can advise end-customers in making informed choices about services, technology and cost savings. Through our digital tools and platforms, we offer sales partners another way to grow their recurring revenue practices, and take     the friction out of acquiring, provisioning and managing SaaS offerings. We have contracts with more than 200 of the world’s leading telecom carriers and cloud services providers.

People and Culture

As a people-first organization, respecting and protecting our people and our partners are our top priorities. From ensuring and supporting an inclusive and diverse workforce and partner base; providing a safe, healthy work environment; and working with suppliers and partners that share this commitment, we are dedicated to doing what is right for our employees, channel partners and end customers.

General
Our real competitive advantage is our people, working together to help our customers and partners grow their businesses. The foundation of ScanSource has always been based on strong values and culture with the clear vision of people first. In a changing environment, ScanSource is investing in new infrastructure, tools and programs to ensure a "productivity anywhere" outcome, in the new hybrid working world. In 2023, the Company was named one of the Best Places to Work in South Carolina for the eighth consecutive year.

As of June 30, 2023, we have approximately 2,300 employees, of which approximately 1,500 are in the United States and 800 are located internationally in Canada, Brazil and the UK. We have no organized labor or trade unions in the United States. As of June 30, 2023 we have 10 office locations in the U.S. and three distribution centers, eight office locations outside of the U.S., and have a remote employee presence.

Professional Development

We want to help our employees succeed—both personally and professionally. We focus heavily on the intellectual and professional development of our employees, and we strive to create an immersive working environment for them. To promote personal and professional growth, we also encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications. We enhanced our learning management system, The Hub, to provide a modernized and engaging user experience for our global employees at all levels. The ScanSource Leadership Institute ("SLI") is another important program that focuses on identifying and helping to develop the next wave of senior leaders for the Company. The SLI program brings together twelve hand-selected leaders from our global offices for a two-week program of intensive training and development. While this provides a tool for an individual’s education and growth, it also nurtures cross-functional collaboration with colleagues through a unique social capability.

Benefits

We offer a comprehensive benefits package which includes traditional health insurance, as well as telemedicine alternatives, life insurance, disability insurance and work-life balance resources. The financial future of our employees is important to us, which is why we have a 401(k) program with a market-competitive employer match, performance-based bonus program and employee ownership opportunities for a meaningful portion of our employees through our Employee Stock Purchase Plan, as well as our equity incentive grants. We partner with Fidelity to provide employees access to knowledge and tools to help manage or plan for student loan debt. To expand our financial wellness offerings, we offer workshops and webinars focused on student debt and general debt-counselling services.

Health and Safety

We care about our employees’ overall well-being and encourage them to have a healthy lifestyle, both physically and mentally. That’s why we offer dedicated resources to help foster a work/life balance. We have implemented a work-from-home policy for all employees across geographies, outside of our distribution centers. We are pleased with how our employees have adjusted to this new way of doing business, maintaining an extremely high level of productivity and performance. With a largely remote workforce, it is critical that we continue to focus on our employees’ health. We continue to build our 360you program, which provides employees with extensive education and training/coaching opportunities, wellness and fitness challenges, and other valuable resources.

Diversity and Inclusion

One of our core values is to promote an environment that respects and values the diverse backgrounds, interests and talents of our employees. ScanSource is committed to a diverse and inclusive workplace with our comprehensive Diversity & Inclusion (D&I) program, led by our first Chief Diversity Officer ("CDO") and an internal D&I Advisory Council. The Council is an employee-led group focused on sharing insights, ideas, and opinions from our employee base to assist in the implementation of our DEI plan. To support our goal of becoming a more inclusive workplace, our DEI strategic plan focuses on awareness and education, workforce representation, partner diversity, and community relations. Additionally, initiatives including a D&I book and movie club, educational DEI opportunities, and global employee resource groups are allowing interested employees to broaden their knowledge on various topics in this space.

Board Role in People and Culture Management

Our Board of Directors believes that people and culture management is an important component of our continued growth and success and is essential for our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. Our Board provides oversight of the Company's policies and strategies relating to talent including corporate culture, diversity and inclusion, and employee development, as well as the Company's compensation principles and practices. Our Board, through the Compensation Committee, evaluates and approves the Company's compensation plans, policies, and programs applicable to our senior executives. Our Board also engages in an active succession planning process.

Digital Workplace

Employee outreach and engagement remain critical to the continued success and growth of ScanSource. Inclusion, participation, and appreciation are key components in retaining talent, maintaining our culture, and keeping employees engaged. In support of that, in 2023, we launched a new global digital workplace, The Bridge, as our new corporate intranet. We are excited to enhance global communication, increase employee recognition, and celebrate milestones through this engaging new platform.

Employee Feedback

We foster opportunities for employee engagement and have multiple avenues for communication, which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs, and more. We also implement employee engagement surveys globally to gather feedback and build the best environment possible for our employees.

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

Our competitors include local, regional, national and international distributors, as well as suppliers that sell directly to resellers and to end users. In addition, our competitors include resellers that sell to franchisees, third-party dealers and end users. Competition has increased over the last several years as broad line and other value-added distributors have entered into the specialty technology markets. Such competition could also result in price reductions, reduced margins and loss of market share.

In our Specialty Technology Solutions segment, we compete with broad-line distributors, such as Ingram Micro and TD Synnex, in most geographic areas, and more specialized security distributors, such as ADI and Wesco. We also compete against other smaller, more specialized AIDC and POS distributors, such as BlueStar. In our Modern Communications & Cloud segment, we compete against broad-line distributors, such as Ingram Micro and TD Synnex, and more specialized distributors, such as Jenne. Additionally, for Intelisys' technology services, we compete against other smaller, technology services distributors, such as Avant and Telarus. For our intY business, we compete against other developers of cloud software and services platforms, such as CloudBlue and Pax8. As we seek to expand our business into other areas closely related to our offerings, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers.

Sales

Our sales organization consists of inside and field sales representatives located in the United States, Canada, the UK and Brazil. The majority of our sales partners are assigned to a dedicated sales representative or team whose main focus is developing customer relationships and providing our customers with solutions to meet their end-customer’s needs. Our sales teams are advocates for and trusted advisers to our customers. Sales teams are responsible for developing technical expertise within broad product markets, recruiting sales partners, creating demand, negotiating pricing and reviewing overall product and service requirements of our customers. Our sales representatives receive comprehensive training with respect to the technical characteristics of suppliers’ products, supplemented by frequent product and service seminars conducted by supplier representatives and bi-weekly meetings among product, marketing and sales managers.

Our sales teams also provide customers with online ordering, API, EDI and other information systems, allowing customers to easily gain access to product specifications, availability and customized pricing, as well as the ability to place and follow the status of orders.

Marketing

We market our technology solutions and services through a range of digital and print channels, including online product catalogs customized for our North American and Brazilian markets; social media; search engine optimization and marketing; content marketing; content automation; e-commerce; email direct marketing, among others. Our marketing practices are tailored to fit the specific needs of our customers and suppliers - ensuring we help our partners create, deliver and manage solutions for end users across our vertical markets. Our comprehensive marketing efforts include sales promotions, advertisements, management of sales leads, trade show design and event management, advertorials, content creation, partner events and training and certification courses with leading suppliers in an effort to recruit prospective sales partners.

Operations

Information Technology Systems

Our information systems are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Our customers and employees rely on our information systems for online, real-time information on pricing, inventory availability and reservation and order status. Our warehouse operations use bar code technology for receiving and shipping and automated systems for freight processing and shipment tracking, each of which is integrated with our multiple information systems. The customer service and technical support departments employ systems for documentation and faster processing of sales partner inquiries. To ensure that adequate inventory levels are maintained, our buyers depend on the system’s purchasing and receiving functions to track inventory on a perpetual basis.

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

Financial Services

Our sales terms include trade credit, various third-party financing options, which include leasing, flooring and other secured financing for qualified customers. These sales terms allow us to compete within our specific geographic areas to facilitate our growth plans. We believe these options reduce the customer’s need to establish multiple credit relationships.

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

Our customers rely on our electronic ordering, information systems and website for product information, including availability, pricing and placing orders. Our systems were disrupted during our recent ransomware incident, and there can be no assurance that our systems will not fail or experience disruptions again in the future, and any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business.

Supply Chain issues, include a shortage of products, may increase our costs or cause a delay in fulfilling customer orders, completing services or purchasing products and services needed to support our internal operations, resulting in an adverse impact on our financial results.

Our business depends on the timely supply of products in order to meet the demands of our customers.

Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters, political or social unrest, pandemics or other public health crises or other adverse occurrences affecting any of our suppliers’ facilities, could further disrupt our supply chain. We could experience product constraints due to the failure of suppliers to accurately forecast customer demand or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons.

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

A significant component of our growth strategy is to expand our channels and expand our existing products and services in our existing channels and entry into new channels. These efforts may divert our resources and systems, require additional resources that might not be available (or available on acceptable terms), result in new or more intense competition, require longer implementation times or greater expenditures than anticipated and otherwise fail to achieve timely desired results, if at all. If we are unable to increase our sales and earnings by expanding our product and service offerings in a cost-effective manner, our results may suffer.

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

As is customary in our industry, we extend credit to our customers, and most of our sales are on open accounts; we also provide financing to some Intelisys customers based on their future commission flows. As we grow and compete for business, our typical payment terms tend to be longer, and therefore may increase our credit risk.

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

Our business, like that of other distributors, is subject to the risk that the value of our inventory will be adversely affected by price reductions by manufacturers, by technological changes affecting the usefulness or desirability of our products or by foreign currency fluctuations. Some of our supplier agreements and certain manufacturers’ policies have some price protection and stock rotation opportunities with respect to slow-moving or obsolete inventory items; however, these protections are becoming less standard, subject to change, limited in scope and do not protect against all declines in inventory value, excess inventory, or product obsolescence, and in some instances we may not be able to fulfill all necessary conditions or successfully manage such price protection or stock rotation opportunities. In addition, these protections are not always reflected in supplier agreements and their application in a particular situation is dependent upon negotiations with our suppliers. As a result, occasionally we are required to write down the value of excess and obsolete inventory, and should any of these write-downs occur at a significant level, they could have an adverse effect on our business, financial condition and results of operations.

Suppliers - Changes to supply agreement terms or lack of product availability from our suppliers could adversely affect our operating margins, revenue or the level of capital required to fund our operations.

Our future success is highly dependent on our relationships with our suppliers. A significant percentage of our net sales relates to products we purchase from relatively few suppliers, including Cisco and Zebra. As a result of such concentration risk, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key suppliers could adversely affect our operating margins, revenue or the level of capital required to fund our operations. Our suppliers have the ability to make adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us. In addition, our supplier agreements typically are short-term and may be terminated without cause on short notice. We have no guaranteed price or delivery agreements with our suppliers. In certain product categories, limited price protection or return rights offered by our suppliers may have a bearing on the amount of product we are willing to stock. Our inability to pass through to our customers the impact of these changes, as well as if we fail to develop or maintain systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.

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
Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions and organic growth. Changes in payment terms with either suppliers or customers could also increase our capital requirements. We have historically relied on cash generated from operations, borrowings under our revolving credit facility and secured and unsecured borrowings to satisfy our capital needs and to finance growth. While we believe our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs or if we are unable to comply with covenants under our borrowings, such capital may not be available to us on terms acceptable to us, or at all. We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50:1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00:1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates.

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

In addition, our cash and cash equivalents are deposited with various financial institutions located in the various countries in which we operate. We endeavor to monitor these financial institutions regularly for credit quality; however, we are exposed to risk of loss on such funds or we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to fail or suffer bankruptcy or similar restructuring.

Customers - We operate in a highly competitive environment and good customer relations are critical to our success. There can be no assurance that we will be able to retain and expand our customer relationships or acquire new customers.

Meeting our customers' needs quickly and fairly is critical to our business success. Transactions with our customers generally are performed on a purchase order basis rather than under long term supply agreements. Therefore, our customers can choose to purchase from other sources. From time to time, we experience shortages in availability of some products from suppliers, and this impacts customers' decisions regarding whether to make purchases from us. Anything that negatively influences customer relations can also negatively impact our operating results.

Customer consolidation also may lead to changes in the nature and terms of relationships with our customers. The loss or deterioration of a major customer relationship could adversely affect our business, financial condition and results of operations. Economic recession, higher interest rates and inflation could result in some of our customers shuttering their businesses, thus negatively impacting our business.

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

We have substantial goodwill. On at least an annual basis, we are required to assess our goodwill and other intangible assets, including but not limited to customer relationships, trademarks and trade names, for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date in the fourth quarter of each year. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying value of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges. In addition, our decision to dispose of certain of our operations has in the past and may in the future require us to recognize an impairment to the carrying value of goodwill and other intangible assets attendant to those operations. As of June 30, 2023, the Specialty Technology Solutions and Modern Communications & Cloud reporting units' goodwill balances are $16.4 million and $200.3 million, respectively. The fair value of the reporting units exceeded its carrying value by 2% and 13%, respectively, as of the annual goodwill impairment testing date. Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated shareholders' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

International operations - Our international operations expose us to risks that are different from, and possibly greater than, the risks we are exposed to domestically.

We currently have significant facilities outside the United States. For fiscal year ending June 30, 2023, approximately 9.4% of our revenue is derived from our international operations outside of the United States and Canada. These operations are subject to a variety of risks that are different from the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

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
•Global economic and financial market instability;
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

We have substantial operations in Brazil and face risks related to these countries' complex tax, labor, trade compliance and consumer protection laws and regulations. Additionally, developing markets such as Brazil have greater political volatility and vulnerability to infrastructure and labor disruptions, are more likely to experience market and interest rate fluctuations and may have higher inflation. In addition, doing business in foreign countries poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating underdeveloped infrastructure and identifying and retaining qualified suppliers, resellers, agents and service providers, among other risks. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, UK Bribery Act, or similar local anti-bribery laws. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

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

As a result of intense price competition in our industry, our gross margins and our operating profit margins historically have been narrow, and we expect them to continue to be narrow in the future. To remain competitive, we may be forced to offer more credit or extended payment terms to our customers. This could result in an increase in our need for capital, increase our financing costs, increase our bad debt expenses and have an adverse impact on our results of operations. We may lose market share, reduce our prices in response to actions of our competitors, or withdraw from geographical markets where we do not believe we can earn appropriate margins. We expect continued intense competition as current competitors expand their operations and new competitors enter the market. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.

Disruptive technology - We may not be able to respond and adapt to rapid technological changes, evolving industry standards or changing customer needs or requirements, and thus may become less competitive.

The market for some of our products and services is subject to rapid technological change, evolving industry standards and changes in customer demand, which can contribute to the decline in value or obsolescence of inventory. Although some of our suppliers provide us with certain protections from the loss in value of inventory (such as price protection and certain return rights), we cannot be sure that such protections will fully compensate for any loss in value, or that the suppliers will choose to, or be able to, honor such agreements.

Our ability and our supplier's ability to anticipate and react quickly to new technology trends and customer requirements is crucial to our overall success, financial condition and results of operations. If our suppliers fail to evolve their product and service offerings, or if we fail to evolve our product and service offerings or engage with desirable suppliers in time to respond to, and remain ahead of, new technological developments, it would adversely affect our ability to retain or increase market share and revenue. New technologies may emerge that quickly surpass the capabilities of the products we currently hold in inventory or have access to sell through our existing supplier network, and our customers may no longer view our product offerings as desirable or necessary, which could result in a reduction in our market share and ability to obtain sufficient profit margins. Some of our competitors and our suppliers’ competitors may be better at adapting to disruptive technology or entering new markets. Our future success depends, in part, on our ability to adapt and manage our product and service offerings to meet customer needs at prices that our customers are willing to pay.

General Risk Factors

Cybersecurity risk - If we are the subject of a ransomware or other cyberattack, we could lose valuable financial and operational data, we could be prevented from processing customer orders, ordering and tracking inventory, and efficiently operating our business, and we could lose revenue and profits and incur significant costs. In addition, we could be subject to legal claims in the event of the loss, disclosure or misappropriation of, or access to, our customer's or business partners' or our own information.

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

In May 2023, we learned that we had been the subject of a ransomware attack. The attacker encrypted files that, in turn, made certain of our systems inaccessible until they were restored. This attack interrupted our ability to accept and process orders for approximately nine business days and resulted in the disclosure on the "dark web" of various information from our systems. Although substantially all of the restoration is complete, there can be no assurance that we will not be a victim of a ransomware or other cyberattack again in the future.

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

ITEM 2.    Properties.
Our fixed assets include office space and warehouses. Our principal locations and/or properties as of June 30, 2023, were as follows:

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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SCSC." As of August 20, 2023, there were approximately 735 holders of record of our common stock.

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Market Index and with the Standard Industrial Classification ("SIC") Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2018.

	2018	2019	2020	2021	2022	2023
ScanSource, Inc.	$100	$81	$60	$70	$77	$73
NASDAQ Composite	$100	$108	$137	$199	$152	$192
SIC Code 5045 – Computers & Peripheral Equipment	$100	$103	$76	$127	$116	$140

Share Repurchases

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit. In fiscal year 2023, we repurchased 524,108 shares totaling $15.8 million under the share repurchase program.

The following table shows the share-repurchase activity for the quarter ended June 30, 2023 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
April 1, 2023 through April 30, 2023	107,639	$28.79	107,639	$67,802,877
May 1, 2023 through May 31, 2023	60,000	$27.43	60,000	$66,157,077
June 1, 2023 through June 30, 2023	992	$30.14	—	$66,157,077
Total	168,631		167,639

(1) Includes 992 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the month of June 2023. There were no shares withheld during the months of April and May 2023.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

ITEM 6.    [Reserved].

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from more than 500 leading suppliers of mobility and barcode, POS and payments, physical security and networking, communications and collaboration, connectivity and cloud services to our approximately 30,000 customers located in the United States, Canada, Brazil, the UK and Europe.

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate in the United States, Canada, Brazil and the UK and consist of the following:

•Specialty Technology Solutions
•Modern Communications & Cloud

We sell hardware, SaaS, connectivity and cloud solutions and services through channel partners to end users. We operate distribution facilities that support our United States and Canada business in Mississippi, California and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

Our key suppliers include 8x8, AT&T, Aruba/HPE, Avaya, Axis, Cisco, Comcast Business, Datalogic, Dell, Elo, Epson, Equinix, Extreme, F5, Five9, Fortinet, Genesys, Granite, GTT, Hanwha, Honeywell, Ingenico, Jabra, Logitech, Lumen, Microsoft, MetTel, Mitel, NCR, NICE CXone, Poly HP, RingCentral, Spectrum, Toshiba Global Commerce Solutions, Trend Micro, Ubiquiti, Verifone, Verizon, VMWare, Windstream, Zebra Technologies and Zoom.

Recent Developments

Cybersecurity Incident

On May 14, 2023, we discovered that we were subject to a cybersecurity attack perpetrated by unauthorized third parties that affected our IT systems. Upon detection, we took immediate steps to address the incident, engaged third-party experts, and notified law enforcement. We have cyber insurance and are working with our insurance carriers on claims to recover costs incurred. On May 26, 2023, we substantially recovered our operations and completed the restoration of our pertinent IT systems. We have taken actions to strengthen our existing IT security infrastructure and will continue to implement additional measures to prevent unauthorized access to, or manipulation of, our systems and data.

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

Our Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating hybrid technology solutions through a growing ecosystem of partners leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our partners, suppliers and employees, and we strive for operational excellence. Our hybrid distribution strategy relies on a channel sales model to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to customers that solve end users’ challenges. ScanSource enables customers to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our customers access to additional services. As a trusted adviser to our customers, we provide customized solutions through our strong understanding of end user needs.

Results of Operations from Continuing Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales. Totals may not sum due to rounding.

	Fiscal Year Ended June 30,
	2023	2022	2021
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	88.1	87.9	88.9
Gross profit	11.9	12.1	11.1
Selling, general and administrative expenses	7.5	7.8	7.9
Depreciation expense	0.3	0.3	0.4
Intangible amortization expense	0.4	0.5	0.6
Restructuring and other charges	0.0	0.0	0.3
Operating income	3.6	3.5	2.0
Interest expense	0.5	0.2	0.2
Interest income	(0.2)	(0.1)	(0.1)
Other (income) expense, net	0.0	0.0	0.0
Income from continuing operations before income taxes	3.2	3.4	1.8
Provision for income taxes	0.9	0.8	0.4
Net income from continuing operations	2.3	2.5	1.4
Net income (loss) from discontinued operations	0.0	0.0	(1.1)
Net income	2.4%	2.5%	0.3%

Comparison of Fiscal Years Ended June 30, 2023 and 2022

Below is a discussion of fiscal years ended June 30, 2023 and 2022. Please refer to our form 10-K for the fiscal year ended June 30, 2022 for a discussion of fiscal year ended June 30, 2021.

Net Sales

We have two reportable segments, which are based on technology. The following table summarizes our net sales results by business segment and by geographic location for the comparable fiscal years ended June 30, 2023 and 2022.

	2023	2022	$ Change	% Change	% Change Constant Currency, Excluding Divestitures and Acquisitions (a)
	(in thousands)
Sales by Segment:
Specialty Technology Solutions	$2,331,030	$2,082,321	$248,709	11.9%	11.9%
Modern Communications & Cloud	1,456,691	1,447,614	9,077	0.6%	0.4%
Total net sales	$3,787,721	$3,529,935	$257,786	7.3%	7.2%

Sales by Geography Category:
United States	$3,432,074	$3,173,694	$258,380	8.1%	8.1%
International	355,647	356,241	(594)	(0.2)%	(1.4)%
Total net sales	$3,787,721	$3,529,935	$257,786	7.3%	7.2%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding divestitures and acquisitions is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Our sales during our fourth quarter were adversely impacted by the cybersecurity attack that we discovered on May 14, 2023. Until the appropriate restoration was completed, we generally were not able to use our core systems to accept orders or ship products. Because some of the lost sales may simply have been deferred, we do not yet have a complete estimate of the ultimate impact. We have business interruption insurance that should cover a portion of the lost profits attributable to any lost sales.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. During fiscal year 2023, net sales for this segment increased $248.7 million, or 11.9%, compared to fiscal year 2022. Excluding the foreign exchange positive impact of $0.9 million, adjusted net sales for fiscal year 2023 increased $247.8 million, or 11.9%, compared to the prior year. The increase in net sales and in adjusted net sales is primarily due to strong growth in key technologies in North America.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil, Europe and the UK. During fiscal year 2023, net sales for this segment increased $9.1 million, or 0.6%, compared to fiscal year 2022. Excluding the foreign exchange positive impact of $3.5 million, adjusted net sales increased $5.6 million, or 0.4%, compared to the prior year. The increase in net sales and adjusted net sales is primarily due to increased networking sales, partially offset by lower sales volumes in our communications hardware.

Intelisys connectivity and cloud net sales for fiscal year 2023 increased 7.0% year-over-year. For our Intelisys business, net sales reflect the net commissions received from suppliers after paying sales partner commissions. For fiscal year 2023, Intelisys net billings, which are amounts billed by suppliers to end users and represents annual recurring revenue, totaled approximately $2.47 billion. The fiscal year 2023 Intelisys net billings resulted in Intelisys net sales of approximately $79.5 million.

Gross Profit

The following table summarizes our gross profit for the fiscal years ended June 30, 2023 and 2022:

					% of Sales June 30,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$224,239	$205,757	$18,482	9.0%	9.6%	9.9%
Modern Communications & Cloud	225,000	220,767	4,233	1.9%	15.4%	15.3%
Total gross profit	$449,239	$426,524	$22,715	5.3%	11.9%	12.1%

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

Specialty Technology Solutions

For the Specialty Technology Solutions segment, gross profit dollars increased $18.5 million. Higher sales volume, after considering the associated cost of goods sold, contributed $24.6 million to the growth of gross profit dollars. Gross margin mix negatively impacted gross profit by $6.1 million, largely from a less favorable sales mix. For the year ended June 30, 2023, the gross profit margin decreased 26 basis points over the prior-year to 9.6%.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, gross profit dollars increased $4.2 million. Higher sales volume, after considering the associated cost of goods sold, contributed $1.4 million to the growth of gross profit dollars. Gross margin mix positively impacted gross profit by $2.8 million, largely from a more favorable sales mix, partially offset by lower vendor program recognition. For the year ended June 30, 2023, the gross profit margin increased 20 basis points over the prior year to 15.4%.

Operating expenses

The following table summarizes our operating expenses for the periods ended June 30, 2023 and 2022:

					% of Sales June 30,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Selling, general and administrative expenses	$285,695	$275,442	$10,253	3.7%	7.5%	7.8%
Depreciation expense	10,912	11,062	(150)	(1.4)%	0.3%	0.3%
Intangible amortization expense	16,746	17,853	(1,107)	(6.2)%	0.4%	0.5%
Operating expenses	$313,353	$304,357	$8,996	3.0%	8.3%	8.6%

Selling, general and administrative expenses ("SG&A") increased $10.3 million for the fiscal year ended June 30, 2023 compared to the prior year. The increase in SG&A expenses is primarily attributable to higher employee costs, partially offset by net tax recoveries of $3.0 million related to prior periods.

SG&A includes approximately $1.5 million in costs attendant to the cybersecurity attack. We have cyber-related insurance that should cover a portion (or all) of these expenses. While we continuously try to improve our cybersecurity, the nature of the particular attack did not suggest a broad problem with our cybersecurity efforts, and we do not expect a significant increase in ongoing cybersecurity-related expenses.

Intangible amortization expense decreased $1.1 million for the fiscal year ended June 30, 2023 compared to the prior year. Amortization expense decreased during fiscal year 2023 due to certain trade name and non-compete intangibles becoming fully amortized in the current year.

Operating Income

The following table summarizes our operating income for the periods ended June 30, 2023 and 2022:

					% of Sales June 30,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$75,688	$66,686	$9,002	13.5%	3.2%	3.2%
Modern Communications & Cloud	61,658	55,511	6,147	11.1%	4.2%	3.8%
Corporate	(1,460)	(30)	(1,430)	*nm	—%	—%
Total operating income	$135,886	$122,167	$13,719	11.2%	3.6%	3.5%
*nm - not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $9.0 million, and operating margin increased 5 basis points to 3.2% for the fiscal year ended June 30, 2023, compared to the prior year. The increase in operating income and operating margin is primarily due to higher gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income increased $6.1 million and the operating margin increased 40 basis points to 4.2% for the fiscal year ended June 30, 2023, compared to the prior year. The increase in operating income and margin is largely due to higher gross profits.

Corporate

The fiscal year ended June 30, 2023 Corporate operating loss of $1.5 million represents cyberattack restoration charges. Corporate incurred less than $0.1 million in divestiture costs during the fiscal year ended June 30, 2022.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the fiscal years ended June 30, 2023 and 2022:

					% of Sales June 30,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Interest expense	$19,786	$6,523	$13,263	203.3%	0.5%	0.2%
Interest income	(7,414)	(4,333)	(3,081)	71.1%	(0.2)%	(0.1)%
Net foreign exchange losses	2,168	2,078	90	4.3%	0.1%	0.1%
Other, net	(504)	(724)	220	(30.4)%	—%	—%
Total other (income) expense	$14,036	$3,544	$10,492	296.0%	0.4%	0.1%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased in fiscal 2023 as compared to 2022 primarily from higher interest rates and higher average borrowings on our multi-currency revolving credit facility.

Interest income for the year ended June 30, 2023 and 2022 was generated on interest-bearing investments in Brazil and customer receivables.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign exchange forward contracts gains and losses. Foreign exchange gains and losses are generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real, the Canadian dollar versus the U.S. dollar, the euro versus the U.S. dollar, and the British pound versus the U.S. dollar. We partially offset foreign currency exposure with the use of foreign exchange contracts to hedge against these exposures. The costs associated with foreign exchange contracts are included in the net foreign exchange losses.

Provision for Income Taxes

Income tax expense for continuing operations was $33.8 million and $29.9 million for the fiscal years ended June 30, 2023 and 2022, respectively, reflecting effective tax rates of 27.7% and 25.2%, respectively. The increase in the effective tax rate for fiscal year 2023 compared to fiscal year 2022 is primarily the result of an increase in global intangible low taxed income. Subsequent to the 2023 fiscal year end, the IRS issued Notice 2023-55, which provides taxpayers with Brazilian subsidiaries temporary relief from the final foreign tax credit regulations. As a result, we anticipate recognizing a $1.5 million tax benefit for the 2023 fiscal year as a discrete item in the first quarter of the 2024 fiscal year.

We expect the fiscal year 2024 effective tax rate from continuing operations to be approximately 26.6% to 27.6%. See Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion including an effective tax rate reconciliation.

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

Adjusted EBITDA starts with net income and adds back interest expense, income tax expense, depreciation expense, amortization of intangible assets, changes in fair value of contingent consideration, non-cash shared-based compensation expense and other non-GAAP adjustments. Since adjusted EBITDA excludes some non-cash costs of investing in our business and people, we believe that adjusted EBITDA shows the profitability from our business operations more clearly. The presentation for adjusted EBITDA for all periods presented has been recast to reflect this change to enhance comparability between periods.
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the fiscal years ended June 30, 2023 and 2022.

	2023	2022
Adjusted return on invested capital ratio	14.6%	17.0%
The components of our adjusted ROIC calculation and reconciliation to our financial statements are shown, as follows:

	Fiscal Year Ended June 30,
	2023	2022
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income from continuing operations (GAAP)	$88,092	$88,698
Plus: Interest expense	19,786	6,523
Plus: Income taxes	33,758	29,925
Plus: Depreciation and amortization	28,614	29,884
EBITDA (non-GAAP)	170,250	155,030
Plus: Share-based compensation	11,219	11,663
Plus: Tax recovery	(2,986)	—
Plus: Cyberattack restoration costs	1,460	—
Plus: Divestiture costs(a)	—	30
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	179,943	166,723

	Fiscal Year Ended June 30,
	2023	2022
	(in thousands)
Invested capital calculations:
Equity – beginning of the year	$806,528	$731,191
Equity – end of the year	905,298	806,528
Plus: Share-based compensation, net	8,326	8,709
Plus: Divestiture costs(a)	—	30
Plus: Cyberattack restoration costs, net	1,092	—
Plus: Tax recovery, net	(3,985)	—
Plus: Impact of discontinued operations, net	(1,717)	(100)
Average equity	857,771	773,179
Average funded debt(b)	372,235	209,114
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,230,006	$982,293

(a)     Includes divestiture costs for the year ended June 30, 2022. Divestiture costs are generally non-deductible for tax purposes.
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

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2023	2022	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$2,331,030	$2,082,321	$248,709	11.9%
Foreign exchange impact(a)	(923)	—
Non-GAAP net sales, constant currency	$2,330,107	$2,082,321	$247,786	11.9%

Modern Communications & Cloud:
Net sales, reported	$1,456,691	$1,447,614	$9,077	0.6%
Foreign exchange impact(a)	(3,492)	—
Non-GAAP net sales, constant currency	$1,453,199	$1,447,614	$5,585	0.4%

Consolidated:
Net sales, reported	$3,787,721	$3,529,935	$257,786	7.3%
Foreign exchange impact(a)	(4,415)	—
Non-GAAP net sales, constant currency	$3,783,306	$3,529,935	$253,371	7.2%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2023 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2022.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2023	2022	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$3,432,074	$3,173,694	$258,380	8.1%

International:
Net sales, reported	$355,647	$356,241	$(594)	(0.2)%
Foreign exchange impact(a)	(4,415)	—
Non-GAAP net sales, constant currency	$351,232	$356,241	$(5,009)	(1.4)%

Consolidated:
Net sales, reported	$3,787,721	$3,529,935	$257,786	7.3%
Foreign exchange impact(a)	(4,415)	—
Non-GAAP net sales, constant currency	$3,783,306	$3,529,935	$253,371	7.2%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the year ended June 30, 2023 into U.S. dollars using the average foreign exchange rates for the year ended June 30, 2022.

Operating Income by Segment:
	Fiscal year ended June 30,				% of Net Sales June 30,
	2023	2022	$ Change	% Change	2023	2022
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$75,688	$66,686	$9,002	13.5%	3.2%	3.2%
Adjustments:
Amortization of intangible assets	5,136	6,005	(869)
Non-GAAP operating income	$80,824	$72,691	$8,133	11.2%	3.5%	3.5%

Modern Communications & Cloud:
GAAP operating income	$61,658	$55,511	$6,147	11.1%	4.2%	3.8%
Adjustments:
Amortization of intangible assets	11,610	11,848	(238)
Tax recovery	(2,986)	—	(2,986)
Non-GAAP operating income	$70,282	$67,359	$2,923	4.3%	4.8%	4.7%

Corporate:
GAAP operating loss	$(1,460)	$(30)	$(1,430)	nm*	nm*	nm*
Adjustments:
Divestiture costs	—	30	(30)
Cyberattack restoration costs	1,460	—	1,460
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$135,886	$122,167	$13,719	11.2%	3.6%	3.5%
Adjustments:
Amortization of intangible assets	16,746	17,853	(1,107)
Cyberattack restoration costs	1,460	—	1,460
Divestiture costs	—	30	(30)
Tax recovery	(2,986)	—	(2,986)
Non-GAAP operating income	$151,106	$140,050	$11,056	7.9%	4.0%	4.0%

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

	Year ended June 30, 2023
	GAAP Measure	Intangible amortization expense	Tax recovery	Divestiture costs	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$285,695	$—	$2,986	$—	$(1,460)	$287,221
Operating income	135,886	16,746	(2,986)	—	1,460	151,106
Pre-tax income	121,850	16,746	(2,986)	—	1,460	137,070
Net income	88,092	12,489	(3,985)	—	1,092	97,688
Diluted EPS	$3.47	$0.49	$(0.16)	$—	$0.04	$3.85

	Year ended June 30, 2022
	GAAP Measure	Intangible amortization expense	Tax recovery	Divestiture costs	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$275,442	$—	$—	$(30)	$—	$275,412
Operating income	122,167	17,853	—	30	—	140,050
Pre-tax income	118,623	17,853	—	30	—	136,506
Net income	88,698	13,412	—	30	—	102,140
Diluted EPS	$3.44	$0.52	$—	$—	$—	$3.97

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

Under ASC 350, if fair value of goodwill fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. As of June 30, 2023, the Specialty Technology and Modern Communications & Cloud reporting units' goodwill balances are $16.4 million and $200.3 million, respectively. The fair value of the reporting units exceeded its carrying value by 2% and 13%, respectively, as of the annual goodwill impairment testing date. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years 2023 and 2022, we completed our annual impairment test as of April 30th and determined that our goodwill was not impaired.
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
Cash and cash equivalents totaled $36.2 million and $38.0 million at June 30, 2023 and 2022, respectively, of which $31.0 million and $35.0 million was held outside of the United States as of June 30, 2023 and 2022, respectively. Checks released but not yet cleared from these accounts in the amounts of $8.0 million and $18.0 million are classified as accounts payable as of June 30, 2023 and 2022, respectively.
We conduct business in many locations throughout the world where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital increased $160.7 million to $870.3 million at June 30, 2023 from $709.5 million at June 30, 2022, primarily from increases in inventory. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors. For the fiscal year ended June 30, 2023, our working capital investment increased to support our 7.3% year-over-year net sales growth, as well as impacts from supply chain constraints and the cybersecurity incident.

	Year ended
Cash (used in) provided by:	June 30, 2023	June 30, 2022
	(in thousands)
Operating activities of continuing operations	$(35,769)	$(124,354)
Investing activities of continuing operations	(8,262)	(3,724)
Financing activities of continuing operations	39,531	108,106

Net cash used in operating activities was $35.8 million and $124.4 million for the years ended June 30, 2023 and 2022, respectively. Cash used in operating activities for the year ended June 30, 2023 is primarily due to increases in inventory, which increased 23.2% compared to the beginning of the year, partially offset by earnings from operations. Cash used in operating activities for the year ended June 30, 2022 is primarily due to increases in accounts receivable and inventory, which increased 28.2% and 30.8%, respectively, compared to the beginning of the prior year period.

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable and other working capital items.

The number of days sales outstanding ("DSO") was 72 at June 30, 2023, compared to 68 at June 30, 2022. The increase in DSO for fiscal year 2023 is driven by a 3.3% increase in net receivables at period end and a 1.8% decrease in fourth quarter average daily sales compared to the prior fiscal year. Throughout the current fiscal year, DSO ranged from 69 to 72. Inventory turnover was 4.4 times during the fourth quarter of the current fiscal year, compared to 5.6 times in the fourth quarter of fiscal year 2022. Throughout fiscal year 2023, inventory turnover ranged from 4.1 to 5.1 times.

Cash used in investing activities was $8.3 million and $3.7 million for the years ended June 30, 2023 and 2022, respectively. Cash used in investing activities for fiscal year 2023 and 2022 represents capital expenditures, partially offset by proceeds from the sale of our discontinued operations.

Management expects capital expenditures for fiscal year 2024 to range from $6.0 million to $8.0 million, primarily for IT investments and facility improvements.

Cash provided by financing activities totaled $39.5 million and $108.1 million for the fiscal years ended June 30, 2023 and 2022, respectively, primarily from net borrowings on the revolving line of credit.

Share Repurchase Program

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit. In fiscal year 2023, we repurchased 524,108 shares totaling $15.8 million.

Credit Facility

We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (as amended, the “Amended Credit Agreement”). On September 28, 2022, we amended and restated our Amended Credit Agreement, which includes (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. The amendment extended the revolving credit facility maturity date to September 28, 2027. In addition, pursuant to an “accordion feature,” we may increase our borrowings up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of our domestic assets and our domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. We incurred debt issuance costs of $1.4 million in connection with the amendment and restatement of the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

Loans denominated in U.S. dollars, other than swingline loans, bear interest at a rate per annum equal to, at our option, (i) the adjusted term SOFR or adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon our ratio of (A) total consolidated debt less up to $30 million of unrestricted domestic cash ("Credit Facility Net Debt") to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable (Credit Facility EBITDA"), for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 0.75%, depending upon our leverage ratio, plus, if applicable, certain mandatory costs. All swingline loans denominated in U.S. dollars bear interest based upon the adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon our leverage ratio, or such other rate as agreed upon with the applicable swingline lender. The adjusted term SOFR and adjusted daily simple SOFR include a fixed credit adjustment of 0.10% over the applicable SOFR reference rate. Loans denominated in foreign currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the Amended Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon our leverage ratio plus, if applicable, certain mandatory costs.

During the fiscal year ended June 30, 2023, our borrowings under the credit facility were U.S. dollar loans. The spread in effect as of June 30, 2023 was 1.50%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2023 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the Amended Credit Agreement as of June 30, 2023.

The average daily balance on the revolving credit facility, excluding the term loan facility, was $223.5 million and $69.0 million during the fiscal years ended June 30, 2023 and 2022, respectively. There was $171.0 million and $214.2 million available for additional borrowings as of June 30, 2023 and 2022, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2023 and 2022.

Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our EBITDA and (2) Credit Facility EBITDA relative to total interest expense respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At June 30, 2023, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $171.0 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of June 30, 2023, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

Contractual Obligations

At June 30, 2023, we had $179.0 million outstanding under our revolving credit facility. We also had $147.2 million outstanding under our term loan facility, $6.6 million of which matures in fiscal year 2024. Our revolving credit facility and our term loan facility have a maturity date September 28, 2027. The remaining principal debt payments on our industrial development revenue bond, which total $3.7 million, have maturity dates in 2024 through 2032. See Footnote 8 - Short Term Borrowings and Long Term Debt.

We also had a non-cancelable operating lease agreement of $13.7 million at June 30, 2023, of which $4.8 million is expected to be paid within the next 12 months. Remaining amounts are expected to be paid through 2028. See Footnote 14 - Leases.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on total borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of the interest rate swap, would have resulted in approximately a $2.5 million and $1.1 million increase or decrease in pre-tax income for the fiscal year ended June 30, 2023 and 2022, respectively.

We evaluate our interest rate risk and utilize interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2023 and 2022, we had $329.9 million and $271.2 million, respectively, in variable rate debt.

We entered into an interest rate swap on April 30, 2019, which was amended on September 28, 2022. The interest rate swap has a notional amount of $100.0 million, with a $50.0 million tranche scheduled to mature on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026. We entered into an additional interest rate swap on March 31, 2023 to lock into a fixed SOFR interest rate. The interest rate swap has notional amount of $25 million and a maturity date of March 31, 2028.

The purpose of these interest rate swaps is to manage or hedge our exposure to floating rate debt and achieve a desired proportion of fixed versus floating rate debt. Our use of derivative instruments have the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparty not performing its obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swap or associated debt changing. We seek to lessen such risks by having established a policy to identify, control and manage market risks which may arise from changes in interest rates, as well as limiting our counterparties to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada, Brazil and the UK. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $2.7 million and $2.2 million increase or decrease in pre-tax income for fiscal years ended June 30, 2023 and 2022, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais, British pounds and Canadian dollars. At June 30, 2023 and 2022, the fair value of our currency forward contracts were a net asset or payable of less than $0.1 million.

ITEM 8.    Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information that is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 22, 2023 expressed an unqualified opinion.

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
August 22, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2023, and our report dated August 22, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton, LLP

Columbia, South Carolina
August 22, 2023

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$36,178	$37,987
Accounts receivable, less allowance of $15,480 at June 30, 2023 and $16,806 at June 30, 2022	753,236	729,442
Inventories	757,574	614,814
Prepaid expenses and other current assets	110,087	141,562
Total current assets	1,657,075	1,523,805
Property and equipment, net	37,379	37,477
Goodwill	216,706	214,435
Identifiable intangible assets, net	68,495	84,427
Deferred income taxes	17,764	15,668
Other non-current assets	70,750	61,616
Total assets	$2,068,169	$1,937,428
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$691,119	$714,177
Accrued expenses and other current liabilities	78,892	88,455
Income taxes payable	9,875	34
Current portion of long-term debt	6,915	11,598
Total current liabilities	786,801	814,264
Deferred income taxes	3,816	3,144
Long-term debt, net of current portion	144,006	123,733
Borrowings under revolving credit facility	178,980	135,839
Other long-term liabilities	49,268	53,920
Total liabilities	1,162,871	1,130,900
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 24,844,203 and 25,187,351 shares issued and outstanding at June 30, 2023 and June 30, 2022, respectively	58,241	64,297
Retained earnings	936,678	846,869
Accumulated other comprehensive loss	(89,621)	(104,638)
Total shareholders’ equity	905,298	806,528
Total liabilities and shareholders’ equity	$2,068,169	$1,937,428

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2023, 2022 and 2021
(in thousands, except per share information)

	2023	2022	2021
Net sales	$3,787,721	$3,529,935	$3,150,806
Cost of goods sold	3,338,482	3,103,411	2,800,090
Gross profit	449,239	426,524	350,716
Selling, general and administrative expenses	285,695	275,442	247,438
Depreciation expense	10,912	11,062	12,533
Intangible amortization expense	16,746	17,853	19,488
Restructuring and other charges	—	—	9,258
Change in fair value of contingent consideration	—	—	516
Operating income	135,886	122,167	61,483
Interest expense	19,786	6,523	6,929
Interest income	(7,414)	(4,333)	(3,097)
Other expense, net	1,664	1,354	116
Income before income taxes	121,850	118,623	57,535
Provision for income taxes	33,758	29,925	12,146
Net income from continuing operations	88,092	88,698	45,389
Net income (loss) from discontinued operations	1,717	100	(34,594)
Net income	$89,809	$88,798	$10,795

Per share data:
Net income from continuing operations per common share, basic	$3.50	$3.48	$1.79
Net income (loss) from discontinued operations per common share, basic	0.07	—	(1.36)
Net income per common share, basic	$3.57	$3.48	$0.42
Weighted-average shares outstanding, basic	25,142	25,504	25,423

Net income from continuing operations per common share, diluted	$3.47	$3.44	$1.78
Net income (loss) from discontinued operations per common share, diluted	0.07	—	(1.36)
Net income per common share, diluted	$3.54	$3.45	$0.42
Weighted-average shares outstanding, diluted	25,362	25,758	25,518

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended June 30, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
Net income	$89,809	$88,798	$10,795
Unrealized gain on hedged transaction, net of tax	2,254	5,833	2,249
Foreign currency translation adjustment	12,763	(12,338)	20,778
Realized foreign currency loss from discontinued operations	—	—	11,635
Comprehensive income	$104,826	$82,293	$45,457

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2023, 2022 and 2021
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	25,361,298	$63,765	$747,276	$(132,795)	$678,246
Net income	—	—	10,795	—	10,795
Unrealized gain on hedged transaction, net of tax	—	—	—	2,249	2,249
Foreign currency translation adjustment	—	—	—	20,778	20,778
Realized foreign currency loss from discontinued operations	—	—	—	11,635	11,635
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	138,167	(585)	—	—	(585)
Share-based compensation	—	8,073	—	—	8,073
Balance at June 30, 2021	25,499,465	71,253	758,071	(98,133)	731,191
Net income	—	—	88,798	—	88,798
Unrealized gain on hedged transaction, net of tax	—	—	—	5,833	5,833
Foreign currency translation adjustment	—	—	—	(12,338)	(12,338)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	238,080	(450)	—	—	(450)
Common stock repurchased	(550,194)	(18,203)	—	—	(18,203)
Share-based compensation	—	11,697	—	—	11,697
Balance at June 30, 2022	25,187,351	64,297	846,869	(104,638)	806,528
Net income	—	—	89,809	—	89,809
Unrealized gain on hedged transaction, net of tax	—	—	—	2,254	2,254
Foreign currency translation adjustment	—	—	—	12,763	12,763
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	180,960	(1,553)	—	—	(1,553)
Common stock repurchased	(524,108)	(15,753)	—	—	(15,753)
Share-based compensation	—	11,250	—	—	11,250
Balance at June 30, 2023	24,844,203	$58,241	$936,678	$(89,621)	$905,298

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$89,809	$88,798	$10,795
Net income (loss) from discontinued operations	1,717	100	(34,594)
Net income from continuing operations	88,092	88,698	45,389
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	28,614	29,884	33,507
Amortization of debt issue costs	577	417	417
Provision for doubtful accounts	2,785	1,514	338
Share-based compensation	11,219	11,663	8,039
Deferred income taxes	(1,496)	5,737	2,916
Change in fair value of contingent consideration	—	—	516
Contingent consideration payments excess	—	—	(5,457)
Finance lease interest	44	34	119
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,368)	(165,939)	(118,859)
Inventories	(138,313)	(145,962)	(12,301)
Prepaid expenses and other assets	32,653	(27,371)	(18,753)
Other non-current assets	(7,582)	1,123	9,948
Accounts payable	(30,656)	82,969	175,120
Accrued expenses and other liabilities	(14,195)	(4,869)	(493)
Income taxes payable	9,857	(2,252)	(3,679)
Net cash (used in) provided by operating activities of continuing operations	(35,769)	(124,354)	116,767
Cash flows from investing activities of continuing operations:
Capital expenditures	(9,979)	(6,849)	(2,363)
Cash received for business disposal	1,717	3,125	34,356
Net cash (used in) provided by investing activities of continuing operations	(8,262)	(3,724)	31,993
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	2,499,166	2,166,409	1,881,679
Repayments on revolving credit, net of expenses	(2,456,025)	(2,030,569)	(1,949,392)
Debt issuance costs	(1,407)	—	—
Borrowings (repayments) on long-term debt, net	15,590	(7,843)	(7,839)
Repayments of finance lease obligations	(589)	(1,238)	(1,294)
Contingent consideration payments	—	—	(41,393)
Exercise of stock options	910	2,304	451
Taxes paid on settlement of equity awards	(2,463)	(2,754)	(1,036)
Repurchase of common stock	(15,651)	(18,203)	—
Net cash provided by (used in) financing activities of continuing operations	39,531	108,106	(118,824)

	2023	2022	2021
	(continued)
Cash flows from discontinued operations:
Net cash flows provided by operating activities of discontinued operations	—	—	24,173
Net cash flows used in investing activities of discontinued operations	—	—	(58)
Net cash flows used in financing activities of discontinued operations	—	—	(29,494)
Net cash flows used in by discontinued operations	—	—	(5,379)
Effect of exchange rate changes on cash and cash equivalents	2,691	(4,759)	3,706
(Decrease) increase in cash and cash equivalents	(1,809)	(24,731)	28,263
Cash and cash equivalents at beginning of period	37,987	62,718	34,455
Cash and cash equivalents at end of period	36,178	37,987	62,718
Cash and cash equivalents of discontinued operations	—	—	—
Cash and cash equivalents of continuing operations	$36,178	$37,987	$62,718

Supplemental disclosure of consolidated cash flow information:
Interest paid during the year	$18,789	$6,066	$6,412
Income taxes paid during the year	$28,547	$29,418	$12,002
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023
(1)    Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. The Company brings technology solutions and services from the world's leading suppliers of mobility and barcode, point-of-sale ("POS"), payments, networking, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the UK. The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on technology type and are generally related to technology devices and communication, connectivity and cloud services, respectively.

Cybersecurity Incident

On May 14, 2023, the Company discovered it was subject to a cybersecurity attack perpetrated by unauthorized third parties that affected its IT systems. Upon detection, the Company took immediate steps to address the incident, engaged third-party experts, and notified law enforcement. The Company has cyber insurance and is working with its insurance carriers on claims to recover costs incurred. On May 26, 2023, the Company substantially recovered its operations and completed the restoration of its pertinent IT systems. The Company has taken actions to strengthen its existing IT security infrastructure and continues to implement additional measures to prevent unauthorized access to, or manipulation of, its systems and data.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2023, 2022 and 2021.

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
June 30, 2023

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

received are appropriately applied. The determination of achievement-based rebates requires management to make assumptions about future purchases and sales. Estimates are based on the terms of the incentive program and historical experiences.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $8.0 million and $18.0 million are classified as accounts payable as of June 30, 2023 and 2022, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality, although it may hold amounts in excess of Federal Deposit Insurance Corporation or other insured limits. Cash and cash equivalents held outside of the United States totaled $31.0 million and $35.0 million as of June 30, 2023 and 2022, respectively.

Concentration of Credit Risk

The Company sells to a large base of customers throughout the United States, Canada, Brazil and the UK. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. Sales to any one customer were less than 10% of the Company’s net sales for fiscal years 2023, 2022 and 2021.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has an interest rate swap agreement and has designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion recorded as an adjustment to earnings for the years ended June 30, 2023, 2022 and 2021.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and founder’s Supplemental Executive Retirement Plan. The Company has classified these investments as trading securities, and they are recorded at fair value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $28.2 million and $25.2 million as of June 30, 2023 and June 30, 2022, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $3.5 million and $2.6 million at June 30, 2023 and June 30, 2022, respectively.

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

Supplier Concentration

The Company sells products from many suppliers; however, sales of products supplied by Cisco and Zebra each constituted more than 10% of the Company's net sales for the years ended June 30, 2023, 2022 and 2021.

Product Warranty

The Company’s suppliers generally provide a warranty on the products provided by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In three of its product lines, the Company offers a self-branded warranty program, in which management has determined that the Company is the primary

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

•Cash flows from working capital changes: The Company utilized a projected cash flow impact pertaining to depreciation, capital expenditures and expected changes in working capital as each of its goodwill reporting units grow.

No goodwill impairment charges were recognized for the fiscal years ended June 30, 2023, 2022 and 2021. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

Intangible Assets

Intangible assets consist of customer relationships, trade names, distributor agreements, supplier partner programs, developed technology, non-compete agreements and an encryption key library. Customer relationships, trade names, supplier partner programs, developed technology and the encryption key library are amortized using the straight-line method over their estimated useful lives, which range from 4 to 19 years. Non-compete agreements are amortized over their contract life.

These assets are shown in detail in Note 7 - Goodwill and Other Identifiable Intangible Assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. No intangible asset or other long-lived asset impairment charges were recognized for the fiscal years ended June 30, 2023, 2022 and 2021. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding intangible asset impairment charges.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications or, in the case of brochures, until the brochures are printed and available for distribution or posted online. Advertising costs, net of supplier reimbursement, are included in selling, general and administrative expenses and were not significant in any of the three fiscal years ended June 30, 2023, 2022 and 2021. Deferred advertising costs for each of these three fiscal years were also not significant.

Foreign Currency

The currency effects of translating the financial statements of the Company’s foreign entities that operate in their local currency are included in the cumulative currency translation adjustment component of accumulated other comprehensive income or loss. The Company's functional currencies include U.S. dollars, Brazilian reals, British pounds, euros and Canadian dollars. The assets and liabilities of these foreign entities are translated into U.S. dollars using the exchange rate at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency transactional and re-measurement gains and losses are included in other expense (income) in the Consolidated Income Statements. Such amounts are not significant to any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. In accordance with ASC 740, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets when it is more likely than not that an asset will not be realized. Additionally, the Company maintains reserves for uncertain tax provisions. See Note 13 - Income Taxes for further discussion.

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
June 30, 2023

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

The changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2023, 2022 and 2021 are set forth in the tables below.

Description	Balance at Beginning of Period	Amounts Charged to Expense	Write-offs	Other (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended June 30, 2021	$21,906	338	(4,556)	1,653	$19,341

Year ended June 30, 2022	$19,341	1,514	(1,751)	(2,298)	$16,806

Year ended June 30, 2023	$16,806	2,785	(2,062)	(2,049)	$15,480

(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

(3)     Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of mobility, barcode, POS, payments, networking, physical security, unified communications, collaboration, telecom and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

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
Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Fiscal year ended June 30, 2023
	Specialty Technology Solutions	Modern Communications & Cloud	Total
Revenue by product/service type:	(in thousands)
Hardware, software and cloud (excluding Intelisys)	$2,331,030	$1,377,185	$3,708,215
Intelisys connectivity and cloud	—	79,506	79,506
	$2,331,030	$1,456,691	$3,787,721

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

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

	Fiscal year ended June 30,
	2023	2022	2021
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$88,092	$88,698	$45,389
Net income (loss) from discontinued operations	1,717	100	(34,594)
Net income	$89,809	$88,798	$10,795

Denominator:
Weighted-average shares, basic	25,142	25,504	25,423
Dilutive effect of share-based payments	220	254	95
Weighted-average shares, diluted	25,362	25,758	25,518

Net income from continuing operations per common share, basic	$3.50	$3.48	$1.79
Net income (loss) from discontinued operations per common share, basic	0.07	—	(1.36)
Net income per common share, basic	$3.57	$3.48	$0.42

Net income from continuing operations per common share, diluted	$3.47	$3.44	$1.78
Net income (loss) from discontinued operations per common share, diluted	0.07	—	(1.36)
Net income per common share, diluted	$3.54	$3.45	$0.42

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

For the years ended June 30, 2023, 2022 and 2021, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 1,135,984, 926,286 and 1,297,214, respectively.

(5)    Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2023	2022
	(in thousands)
Land	$2,143	$2,999
Buildings and leasehold improvements	20,326	19,838
Computer software and equipment	77,673	72,289
Furniture, fixtures and equipment	17,895	15,223
Construction in progress	919	209
Rental equipment	10,734	9,539
	129,690	120,097
Less accumulated depreciation	(92,311)	(82,620)
	$37,379	$37,477

Depreciation expense recorded as selling, general and administrative costs in the accompanying Consolidated Income Statements was $10.9 million, $11.1 million and $12.5 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. Depreciation expense recorded as cost of goods sold in the accompanying Consolidated Income Statements was $1.0 million, $1.0 million and $1.5 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

(6)    Other Assets and Liabilities, Current and Noncurrent

The table below details prepaid expenses and other current assets.

	June 30,
	2023	2022
	(in thousands)
Other receivables	$72,539	$70,105
Prepaid expense	14,547	51,013
Other taxes receivable	7,500	5,177
Other current assets	15,501	15,267
	$110,087	$141,562

The table below details accrued expenses and other current liabilities.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

	June 30,
	2023	2022
	(in thousands)
Deferred warranty revenue	$8,640	$9,640
Accrued compensation	24,403	25,180
Other taxes payable	5,848	10,852
Accrued marketing expense	7,878	7,697
Accrued freight	3,428	3,421
Short-term operating lease liability	4,355	4,499
Other accrued liabilities	24,341	27,166
	$78,893	$88,455

(7)    Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Specialty Technology Solutions and Modern Communications & Cloud. The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2023, 2022 and 2021, no impairment charges related to goodwill were recorded. The fair value of the Specialty Technology Solutions and Modern Communications & Cloud reporting units exceeded its carrying value by 2% and 13%, respectively, as of the annual goodwill impairment testing date.

Changes in the carrying amount of goodwill for the years ended June 30, 2023 and 2022, by reportable segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2021	$16,370	$202,507	$218,877
Unrealized loss on foreign currency translation	—	(4,442)	(4,442)
Balance at June 30, 2022	$16,370	$198,065	$214,435
Unrealized gain on foreign currency translation	—	2,271	2,271
Balance at June 30, 2023	$16,370	$200,336	$216,706

The following table shows the Company’s identifiable intangible assets as of June 30, 2023 and 2022, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

	June 30, 2023			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$138,574	$90,650	$47,924	$137,366	$79,147	$58,219
Trade names	19,562	14,109	5,453	19,480	12,469	7,011
Non-compete agreements	2,410	2,410	—	2,410	2,396	14
Supplier partner program	4,085	2,481	1,604	4,085	2,051	2,034
Encryption key library	19,900	14,718	5,182	19,900	12,230	7,670
Developed technology	14,262	5,930	8,332	13,865	4,386	9,479
Total intangibles	$198,793	$130,298	$68,495	$197,106	$112,679	$84,427

The weighted-average amortization period for all intangible assets was approximately 10 years for the fiscal years ended June 30, 2023, 2022 and 2021. Amortization expense for continuing operations for the years ended June 30, 2023, 2022 and 2021 was $16.7 million, $17.9 million and $19.5 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2024	$16,783
2025	16,783
2026	12,882
2027	6,674
2028	5,317
Thereafter	10,056
Total	$68,495

(8)    Short Term Borrowings and Long Term Debt

The following table shows the Company’s short-term and long-term debt as of June 30, 2023 and 2022, respectively.

	June 30,
	2023	2022
	(in thousands)
Current portion of long-term debt	$6,915	$11,598
Mississippi revenue bond, net of current portion	3,381	3,733
Senior secured term loan facility, net of current portion	140,625	120,000
Borrowings under revolving credit facility	178,980	135,839
Total debt	$329,901	$271,170

Credit Facility

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

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

During the fiscal year ended June 30, 2023, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of June 30, 2023 was 1.50%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2023 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2023.
The average daily balance outstanding on the revolving credit facility, excluding the term loan facility, was $223.5 million and $69.0 million during the fiscal year ended June 30, 2023 and 2022, respectively. There was $171.0 million and $214.2 million available for additional borrowings as of June 30, 2023 and 2022, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2023 and 2022.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to one-month term SOFR plus 0.10% plus the applicable margin of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2023, the Company was in compliance with all covenants under this bond. The interest rates at June 30, 2023 and 2022 were 6.11% and 1.97%, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

Scheduled maturities of the Company’s short-term borrowings, revolving credit facility and long-term debt at June 30, 2023 are as follows:

	Revolving Credit Facility	Term Loan Facility	Mississippi Bond
	(in thousands)
Fiscal year:
2024	$—	$6,563	$352
2025	—	7,500	357
2026	—	7,500	361
2027	—	10,313	366
2028	178,980	115,312	371
Thereafter	—	—	1,926
Total principal payments	$178,980	$147,188	$3,733

Debt Issuance Costs

As of June 30, 2023, net debt issuance costs associated with the credit facility and bonds totaled $1.6 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding with notional amounts of $34.3 million and $34.5 million for the exchange of foreign currencies as of June 30, 2023 and 2022, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal year ended June 30,
	2023	2022	2021
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$3,928	$(304)	$3,462
Net foreign currency transactional and re-measurement (gains) losses	(1,760)	2,382	(2,617)
Net foreign currency losses	$2,168	$2,078	$845

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign exchange

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

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

These interest rate swap agreements are designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for fiscal years ended June 30, 2023, 2022 and 2021.

The components of the cash flow hedge included in accumulated other comprehensive (loss) income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(1,553)	$2,088	$2,250
Unrealized gain in fair value of interest swap rates	4,554	5,748	731
Net increase in accumulated other comprehensive income (loss)	3,001	7,836	2,981
Income tax effect	747	2,003	732
Net increase in accumulated other comprehensive income, net of tax	$2,254	$5,833	$2,249

The Company has the following derivative instruments for continuing operations located on the Consolidated Balance Sheets as of June 30, 2023, utilized for the risk management purposes detailed above:

	June 30, 2023
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1
Interest rate swap agreement	Other current assets	$4,687	$—
Foreign currency hedge	Other current assets	$100	$—

The Company has the following derivative instruments located on the Consolidated Balance Sheets as of June 30, 2022, utilized for the risk management purposes detailed above:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

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

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$28,209	$28,209	$—
Forward foreign currency exchange contracts	1	—	1
Interest rate swap agreement	4,687	—	4,687
Foreign currency hedge	100	—	100
Total assets at fair value	$32,997	$28,209	$4,788
Liabilities:
Deferred compensation plan investments, current and non-current portion	$28,229	$28,229	$—
Total liabilities at fair value	$28,229	$28,229	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$25,178	$25,178	$—
Interest rate swap agreement	1,686	—	1,686
Total assets at fair value	$26,864	$25,178	$1,686
Liabilities:
Deferred compensation plan investments, current and non-current portion	$25,178	$25,178	$—
Forward foreign currency exchange contracts	5	—	5
Foreign currency hedge	93	—	93
Total liabilities at fair value	$25,276	$25,178	$98

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

(11)    Share-Based Compensation

Share-Based Compensation Plans

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

The Company has awards outstanding from two share-based compensation plans (the 2013 Long-Term Incentive Plan and the 2021 Long-Term Incentive Plan). The 2021 Long-Term Incentive Plan was approved at the annual meeting of the shareholders on January 27, 2022. The 2021 Plan permits the grant of any or all of the following types of awards to grantees: stock options, including non-qualified options and ISOs; SARs; restricted stock ("RSA"); deferred stock and restricted stock units ("RSU"); performance units ("PU") and performance shares; dividend equivalents; and other stock-based awards. Eligible grantees include employees, officers, non-employee consultants and non-employee directors of the Company and its affiliates. Awards are currently only being granted under the 2021 Long-Term Incentive Plan. As of June 30, 2023, there were 1,270,781 shares available for future grant under the 2021 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards align the interests of its employees and directors with those of its shareholders. An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. A PU represents the right to receive shares of common stock in the future contingent on performance against predetermined objectives over a specified performance period.

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

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$1,426	$1,848	$1,332
Equity classified restricted stock	9,793	9,815	6,707
Total share-based compensation	$11,219	$11,663	$8,039

Stock Options

The Company did not grant stock options during the fiscal year ended June 30, 2023 or June 30, 2022. The Company granted stock options for 640,782 shares during the fiscal year ended June 30, 2021 that vest annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

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
June 30, 2023

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

A summary of activity under our stock option plans is presented below:

	Fiscal Year Ended June 30, 2023
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,123,099	$32.23
Granted during the period	—	—
Exercised during the period	(36,435)	25.00
Canceled, forfeited, or expired during the period	(59,993)	27.70
Outstanding, end of year	1,026,671	32.76	4.57	$2,113,985
Vested and expected to vest at June 30, 2023	1,026,460	32.76	4.57	$2,112,871
Exercisable, end of year	855,834	$34.28	4.01	$—

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2023, and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2023, 2022 and 2021 was $0.2 million, $0.6 million and less than $0.1 million, respectively.

A summary of the status of the Company’s shares subject to unvested options is presented below:

	Fiscal Year Ended June 30, 2023
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested, beginning of year	384,638	$25.16	$9.08
Granted	—	—	—
Vested	(171,926)	25.11	9.06
Canceled or forfeited	(41,875)	25.51	9.30
Unvested, end of year	170,837	$25.12	$9.06

As of June 30, 2023, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans in the form of stock options. This cost is expected to be recognized

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

over a weighted-average period of 0.38 years. The total fair value of options vested during the fiscal years ended June 30, 2023, 2022 and 2021 is $1.6 million, $1.9 million and $0.3 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.27 - $26.38	363,233	7.38	24.53	231,673	24.55
$26.38 - $30.49	119,021	7.40	27.14	79,744	27.14
$30.49 - $34.60	57,799	4.44	34.35	57,799	34.35
$34.60 - $38.71	207,169	2.83	37.71	207,169	37.71
$38.71 - $42.82	279,449	1.02	41.83	279,449	41.83
	1,026,671	4.57	$32.76	855,834	$34.28

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2023, the Company granted 518,987 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs:

	Fiscal Year Ended June 30, 2023
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	346,059	August 26, 2022	$28.66	Annually over 4 years
Certain employees based on performance	58,323	August 26, 2022	$28.66	Annually over 3 years
Certain employees based on performance	58,323	August 26, 2022	$27.92	Annually over 3 years
Certain employees based on performance	815	December 1, 2022	$30.70	Annually over 4 years
Certain employees based on hire	13,067	June 1, 2023	$28.70	Annually over 4 years
Non-Employee Directors
Certain Directors	42,400	August 26, 2022	$28.66	12 months

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2023
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	639,342	$32.04
Granted during the period	518,987	28.58
Vested during the period	(224,062)	30.56
Cancelled, forfeited, or expired during the period	(44,357)	31.29
Outstanding, end of year	889,910	$30.43

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

As of June 30, 2023, there was approximately $18.4 million of unrecognized compensation cost related to unvested performance units and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.31 years. The Company withheld 79,537 shares for income taxes during the fiscal year ended June 30, 2023.

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

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in thousands)
Matching contributions	$3,270	$2,929	$1,262

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

(13)    Income Taxes

As of the fiscal year ended June 30, 2023, the Company maintains the ability to access the earnings of foreign subsidiaries. The Company considered recording a deferred tax liability related to federal, state and withholding tax and determined that no liability should be recorded. There is no certainty as to the timing of the distributions of such earnings to the U.S. in whole or in part.

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in thousands)
Current:
Federal	$25,034	$16,895	$9,132
State	6,455	5,238	1,261
Foreign	4,507	3,896	874
Total current	35,996	26,029	11,267
Deferred:
Federal	(2,991)	3,429	207
State	(541)	129	(1,297)
Foreign	1,294	338	1,969
Total deferred	(2,238)	3,896	879
Provision for income taxes	$33,758	$29,925	$12,146

A reconciliation is provided below of the U.S. Federal income tax expense for the fiscal years ended June 30, 2023, June 30, 2022 and June 30, 2021 with the applicable statutory rate of 21%.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in thousands)
U.S. statutory rate	21.0%	21.0%	21.0%
U.S. Federal income tax at statutory rate	$25,588	$24,911	$12,082
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	4,559	4,265	996
Tax credits	(909)	(796)	(170)
Valuation allowance	1,087	(200)	3,472
Effect of varying statutory rates in foreign operations, net	2,751	1,145	1,051
Stock compensation	37	(121)	1,094
Disallowed interest	—	—	86
Earnings from foreign subsidiaries	957	928	124
Losses on dispositions	—	—	(2,897)
Global intangible low taxed income tax	1,551	630	(45)
Nontaxable income	(3,189)	(2,050)	(1,628)
Notional interest deduction on net equity	(733)	(780)	(568)
Other	2,059	1,993	(1,451)
Provision for income taxes	$33,758	$29,925	$12,146

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2023	2022
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$5,811	$3,630
Inventories	3,326	3,510
Nondeductible accrued expenses	7,561	7,859
Net operating loss carryforwards	596	705
Tax credits	8,430	6,410
Deferred compensation	7,173	6,548
Stock compensation	4,718	4,001
Capital loss carryforwards	7,348	7,831
Timing of amortization deduction from intangible assets	6,170	5,676
Total deferred tax assets	51,133	46,170
Valuation allowance	(14,397)	(13,181)
Total deferred tax assets, net of allowance	36,736	32,989
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	(1,533)	(3,035)
Timing of amortization deduction from goodwill	(10,886)	(5,693)
Timing of amortization deduction from intangible assets	(10,369)	(11,737)
Total deferred tax liabilities	(22,788)	(20,465)
Net deferred tax assets	$13,948	$12,524

The components of pretax earnings are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in thousands)
Domestic	$94,994	$93,586	$39,511
Foreign	26,856	25,037	18,024
Worldwide pretax earnings	$121,850	$118,623	$57,535

As of June 30, 2023, there were (i) gross net operating loss carryforwards of approximately $1.3 million for U.S. federal income tax purposes; (ii) gross state net operating loss carryforwards of approximately $1.5 million; (iii) foreign gross net operating loss carryforwards of approximately $1.1 million; (iv) state income tax credit carryforwards of approximately $3.0 million that began to expire in the 2022 tax year; (v) withholding tax credits of approximately $5.0 million; (vi) foreign tax credits of $1.0 million, and (vii) gross capital loss carryovers of $29.2 million. The Company maintains a valuation allowance of $0.1 million for U.S. federal net operating losses, $7.3 million for capital loss carryforwards, $0.2 million for foreign net operating losses, a less than $0.1 million valuation allowance for state net operating losses, a $5.1 million valuation allowance for withholding tax credits, a $1.0 million valuation allowance for foreign tax credits, and a $0.6 million valuation allowance for state income tax credits, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company recognizes excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements in accordance with ASU 2016-09. The Company recognized net tax benefit of less than $0.1 million for the fiscal year ended June 30, 2023, net tax benefit of $0.3 million for the fiscal year ended June 30, 2022 and net tax expense of $1.1 million for the fiscal year ended June 30, 2021.

As of June 30, 2023, the Company had gross unrecognized tax benefits of $1.2 million, $0.9 million of which, if recognized, would affect the effective tax rate. This reflects an increase of less than $0.1 million on a gross basis over the prior fiscal year. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below, were $1.2 million, $1.2 million and $1.1 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2023	2022	2021
	(in thousands)
Beginning Balance	$1,065	$1,121	$1,156
Additions based on tax positions related to the current year	123	139	68
Reduction for tax positions of prior years	(16)	(195)	(103)
Ending Balance	$1,172	$1,065	$1,121

A court ruling issued in Brazil in June 2023 confirmed that Brazilian state-provided tax benefits are not subject to income tax. The Company recorded, discrete to the June 30, 2023 quarter, an income tax benefit of $2.2 million related to the confirmation of the recovery of state-provided tax benefits.

Subsequent to the 2023 fiscal year-end, the IRS issued Notice 2023-55 which provides taxpayers with Brazilian subsidiaries temporary relief from the final foreign tax credit regulations. This Notice will apply to the Company’s fiscal year ended June 30, 2023 and the resulting tax benefit of approximately $1.5 million will be recognized as a discrete item in the first quarter of the June 30, 2024 fiscal year.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2018.

(14)    Leases

In accordance with ASC 842, Leases, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2027. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at June 30, 2023 and 2022.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at June 30, 2023 and 2022:

Operating leases	Balance Sheet location	June 30, 2023	June 30, 2022
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$12,539	$16,217
Current operating lease liabilities	Accrued expenses and other current liabilities	4,355	4,499
Long-term operating lease liabilities	Other long-term liabilities	9,329	13,085

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the fiscal years ended June 30, 2023, 2022 and 2021. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Fiscal year ended June 30,
	2023	2022	2021
	(in thousands)
Operating lease cost	$5,224	$5,239	$5,256
Variable lease cost	1,460	1,208	1,068
	$6,684	$6,447	$6,324

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

Supplemental cash flow information related to the Company's operating leases for the fiscal years ended June 30, 2023, 2022 and 2021 are presented in the table below:

	Fiscal year ended June 30,
	2023	2022	2021
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$5,463	$5,182	$5,456
Right-of-use assets obtained in exchange for lease obligations	897	2,313	—

The weighted-average remaining lease term and discount rate at June 30, 2023 and 2022 are presented in the table below:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term	3.62	4.37
Weighted-average discount rate	4.30%	3.98%

The following table presents the maturities of the Company's operating lease liabilities at June 30, 2023:

Operating leases
(in thousands)
2024	$4,836
2025	3,577
2026	3,038
2027	2,678
2028	632
Thereafter	—
Total future payments	14,761
Less: amounts representing interest	1,077
Present value of lease payments	$13,684

(15)    Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2023, 2022 and 2021 were received from the sale of products purchased from the Company’s ten largest suppliers. The Company has entered into written agreements with substantially all of its major suppliers. While the Company’s agreements with most of its suppliers contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition and results of operations.

Capital Projects

The Company expects total capital expenditures to range from $6.0 million to $8.0 million during fiscal year 2024 primarily for IT investments and facility improvements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

Pre-Acquisition Contingencies

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. There were no deposits into the escrow account and $1.2 million was released from the escrow account during the fiscal year ended June 30, 2023. There were no deposits into, or releases from the escrow account during the fiscal year ended June 30, 2022. The amount available after the impact of foreign currency translation, as of June 30, 2023 and 2022, for future pre-acquisition contingency settlements or to be released to the sellers was $3.4 million and $4.1 million, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

	June 30, 2023	June 30, 2022
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$16	$15
Other assets (noncurrent)	$4,150	$3,818
Liabilities
Other current liabilities	$16	$15
Other long-term liabilities	$4,150	$3,818

The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2023 is estimated to range from $4.2 million to $16.9 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

(16)    Segment Information

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in thousands)
Sales:
Specialty Technology Solutions	$2,331,030	$2,082,321	$1,815,933
Modern Communications & Cloud	1,456,691	1,447,614	1,334,873
	$3,787,721	$3,529,935	$3,150,806
Depreciation and amortization:
Specialty Technology Solutions	$10,838	$11,754	$13,193
Modern Communications & Cloud	14,901	15,110	17,287
Corporate	2,875	3,020	3,027
	$28,614	$29,884	$33,507
Change in fair value of contingent consideration:
Specialty Technology Solutions	$—	$—	$—
Modern Communications & Cloud	—	—	516
	$—	$—	$516
Operating income:
Specialty Technology Solutions	$75,688	$66,686	$29,566
Modern Communications & Cloud	61,658	55,511	43,551
Corporate(1)	(1,460)	(30)	(11,634)
	$135,886	$122,167	$61,483
Capital expenditures:
Specialty Technology Solutions	$(3,966)	$(1,667)	$(1,282)
Modern Communications & Cloud	(6,013)	(5,182)	(1,067)
Corporate	—	—	(14)
	$(9,979)	$(6,849)	$(2,363)
Sales by Geography Category:
United States	$3,443,561	$3,178,829	$2,854,179
International	355,647	356,241	310,075
Less intercompany sales	(11,487)	(5,135)	(13,448)
	$3,787,721	$3,529,935	$3,150,806

(1) For the year ended June 30, 2023, the amounts shown above include cyberattack restoration costs. For the year ended June 30, 2022, the amounts shown above include divestiture costs. For the year ended June 30, 2021, the amounts shown above include acquisition, divestiture, and restructuring.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

	June 30, 2023	June 30, 2022
	(in thousands)
Assets:
Specialty Technology Solutions	$1,104,103	$1,030,538
Modern Communications & Cloud	964,066	906,890
Corporate	—	—
	$2,068,169	$1,937,428
Property and equipment, net by Geography Category:
United States	$27,323	$32,715
International	10,056	4,762
	$37,379	$37,477

(17)    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2023	2022	2021
	(in thousands)
Currency translation adjustment	$(93,136)	$(105,899)	$(93,561)
Unrealized loss on fair value of interest rate swap, net of tax	3,515	1,261	(4,572)
Accumulated other comprehensive loss	$(89,621)	$(104,638)	$(98,133)

The tax effect of amounts in comprehensive loss reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2023	2022	2021
	(in thousands)
Tax expense	$737	$1,741	$2,084

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

The Company signed an agreement on July 23, 2020 with Intcomex for its businesses located in Latin America, outside of Brazil. The Company finalized the sale of the Latin America businesses on October 30, 2020. The Company also finalized the sale of the Europe and UK businesses on November 12, 2020. Total cash received for the sale of the Divestitures was $39.2 million.

During the fiscal year ended June 30, 2021, the Company recorded a pre-tax loss on disposal group of $34.5 million, which was primarily attributable to a reduction in the net proceeds realized at closing for the Divestitures. The Company received cash for the sale of Divestitures totaling $34.4 million during the fiscal year ended June 30, 2021.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

During the fiscal year ended June 30, 2022, the Company received a second payment of $3.1 million for its businesses in Latin America, outside of Brazil, related to working capital adjustments and in accordance with the Share Purchase Agreement between Intcomex and the Company. The receipt of payment resulted in a gain on disposal group of $0.1 million.

During the fiscal year ended June 30, 2023, the Company received a third payment related to a tax settlement of $1.7 million for its businesses in Latin America, outside of Brazil. The receipt of payment resulted in a gain on disposal group of $1.7 million.

Major components of net loss from discontinued operations for the years ended June 30, 2023, 2022 and 2021 were as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in thousands)
Net sales	$—	$—	$213,373
Cost of goods sold	—	—	198,512
Gross profit	—	—	14,861
Selling, general and administrative expenses	—	—	17,291
Operating loss	—	—	(2,430)
Interest expense, net	—	—	394
(Gain) loss on held for sale classification	(1,717)	(100)	34,597
Other expense, net	—	—	310
Income (loss) from discontinued operations before taxes	1,717	100	(37,731)
Income tax (benefit) expense	—	—	(3,137)
Net income (loss) from discontinued operations	$1,717	$100	$(34,594)

Significant non-cash operating items and capital expenditures reflected in the cash flows from discontinued operations for the fiscal years ended June 30, 2023, 2022 and 2021 were as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in thousands)
Loss on held for sale classification	$—	$—	$34,597
Capital expenditures	—	—	(58)

(19)    Restructuring

In July 2020, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program. The Company also closed its Canpango business, a Salesforce implementation and consulting business. There has been limited adoption by the Company's partner community of the services Canpango offers. These actions included entering into severance and termination agreements with employees, legal fees to execute the reduction in force and costs associated with lease terminations.

There were no restructuring or severance costs incurred during the fiscal years ended June 30, 2023 or 2022. The following table presents the restructuring and severance costs incurred for the fiscal year ended June 30, 2021:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023

Fiscal year ended June 30, 2021
(in thousands)
Severance and benefit costs	$8,824
Other	434
Total restructuring and other charges	$9,258

For the fiscal year ended June 30, 2021, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Modern Communications & Cloud or Specialty Technology Solutions segment.

There were no accrued restructuring and severance costs as of June 30, 2023.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2023, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.
The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended June 30, 2023, an amendment to this Form 10-K or a definitive Proxy Statement relating to the 2024 Annual Meeting pursuant to Regulation 14A promulgated under the Exchange Act (the "Part III Filing"). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

SCANSOURCE, INC.

Date:	August 22, 2023	By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BAUR	Chairman and Chief Executive Officer	August 22, 2023
Michael L. Baur	(Principal Executive Officer)

/s/ STEVE JONES	Senior Executive Vice President and Chief Financial Officer	August 22, 2023
Steve Jones	(Principal Financial Officer)

/s/ BRANDY FORD	Senior Vice President and Chief Accounting Officer	August 22, 2023
Brandy Ford	(Principal Accounting Officer)

/s/ PETER C. BROWNING	Lead Independent Director	August 22, 2023
Peter C. Browning

/s/ FRANK E. EMORY, JR.	Director	August 22, 2023
Frank E. Emory, Jr.

/s/ CHARLES A. MATHIS	Director	August 22, 2023
Charles A. Mathis

/s/ DOROTHY F. RAMONEDA	Director	August 22, 2023
Dorothy F. Ramoneda

/s/ JEFFREY R. RODEK	Director	August 22, 2023
Jeffrey R. Rodek

/s/ ELIZABETH O. TEMPLE	Director	August 22, 2023
Elizabeth O. Temple

/s/ CHARLES R. WHITCHURCH	Director	August 22, 2023
Charles R. Whitchurch

Exhibit Index

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
2.1		Letter Agreement between Registrant and Intersmart Comércio ImportaçãoExportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014
2.2		Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015
2.3	+	Sale and Purchase Agreement, dated November 12, 2020, by and among ScanSource Europe C.V. and SSE Services Holdings, LLC		8-K	2.1	11/13/2020
3.1		Second Amended and Restated Articles of Incorporation and Articles of Amendment		8-K	3.1	1/27/2022
3.2		Amended and Restated Bylaws		8-K	3.2	1/27/2022
4.1		Form of Common Stock Certificate		SB-2	4.1	2/7/1994
4.2		Description of Securities		10-K	4.2	8/22/2019
		Executive Compensation Plans and Arrangements
10.1		ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021		10-Q	10.3	5/10/2021
10.2		2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.3		ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan	X
10.4		Employee Stock Purchase Plan		S-8	99	12/5/2013
10.5		Founder's Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011
10.6		Executive Severance Plan		8-K	10.3	6/21/2017
10.7		ScanSource, Inc. Management Incentive Plan	X
10.8		Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.1	2/6/2014
10.9		Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.2	2/6/2014
10.10		Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014
10.11		Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014
10.12		Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.33	8/28/2014
10.13		Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan		10-K	10.34	8/28/2014
10.14		Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.1	12/8/2017
10.15		Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.2	12/8/2017

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
10.16	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.3	12/8/2017
10.17	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.4	12/8/2017
10.18	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur		8-K	10.1	6/21/2017
10.19	Employment Letter, dated September 17, 2019 of John Eldh		10-K	10.26	8/24/2021
10.20	Severance Plan for John C. Eldh		10-K	10.27	8/24/2021
10.21	Employment Letter, dated November 16, 2020, of Stephen Jones		10-Q	10.1	2/2/2021
10.22	Employment Letter, dated May 6, 2021 of Rachel Hayden		10-K	10.29	8/24/2021
10.23	ScanSource, Inc. 2022 Board of Directors Compensation Program		10-K	10.28	8/23/2022
10.24	First Amendment to Nonqualified Deferred Compensation Plan		8-K	10.1	11/30/2018
10.25	Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019 under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.2	11/30/2018
10.26	Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019 under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.3	11/30/2018
10.27	Form of Director Restricted Stock Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.4	11/30/2018
10.28	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.5	11/30/2018
10.29	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.1	1/30/2020
10.30	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K/A	10.37	10/26/2021
10.31	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.38	8/24/2021
10.32	Form of Employee Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.2	1/27/2022
10.33	Form of Director Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.3	1/27/2022
10.34	Form of Restricted Stock Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.4	1/27/2022
10.35	Form of Director Restricted Stock Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.5	1/27/2022
10.36	Form of Employee Restricted Stock Award Certificate (Performance and Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.6	1/27/2022
10.37	Form of Incentive Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.7	1/27/2022

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
10.38		Form of Non-Qualified Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.8	1/27/2022
10.39		Form of Director Stock Award Certificate (Stock) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.9	1/27/2022
		Bank Agreements
10.40		Third Amended and Restated Credit Agreement		8-K	10.1	9/29/2022
		Other Agreements
10.41	+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	10.40	8/24/2021
10.42	+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.41	8/24/2021
10.43		Fourth Amendment to Industrial Lease Agreement		10-Q	10.1	5/9/2019
10.44	+	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.		10-K	10.38	8/22/2019
10.45	+	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.39	8/22/2019
10.46	+	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/22/2019
10.47	+	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/22/2019
10.48	+	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.42	8/22/2019
10.49		Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.43	8/22/2019
10.50	+	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.44	8/22/2019
10.51		Amendment No. 12 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.45	8/22/2019
10.52		Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.46	8/22/2019
10.53		Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.47	8/22/2019
10.54		Amendment No. 16 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.1	5/10/2021
10.55		Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/10/2021
10.56		Amendment No. 18 to the Nonexclusive Value Added Distributor Agreement		10-Q	10.1	5/09/2023
10.57		Amendment No. 19 to the Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/09/2023
10.58		Amendment No. 20 to the Nonexclusive Value Added Distributor Agreement	X
10.59		Amendment No. 21 to the Nonexclusive Value Added Distributor Agreement	X
10.60	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019
10.61	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019
10.62	+	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019
10.63	+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.)		10-K	10.58	8/24/2021
10.64	+	Amendment to PartnerEmpower Distribution Agreement with Zebra		10-K	10.59	8/24/2021

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date
10.65		Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016
10.66	+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.61	8/24/2021
10.67	+	Addendum to Zebra PartnerConnect Distributor Agreement		10-Q	10.2	5/9/2019
10.68		Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020
10.69		Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.64	8/24/2021
21.1		Subsidiaries of the Company	X
23.1		Consent of Grant Thornton LLP	X
31.1		Certification of the Chief Executive Officer	X
31.2		Certification of the Chief Financial Officer	X
32.1		Certification of the Chief Executive Officer	X
32.2		Certification of the Chief Financial Officer	X
101
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2023 and June 30, 2022, (ii) the Consolidated Income Statements for the years ended June 30, 2023, June 30, 2022 and June 30, 2021, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2023, June 30, 2022 and June 30, 2021, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2023, June 30, 2022 and June 30, 2021, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
			X
104		Cover page Inline XBRL File (Included in Exhibit 101)	X

	+	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

		Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.