Form 10-K/A
period 2023-06-30
SCANSOURCE, INC.
filed 2023-10-24
CIK 918965

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2023

Common Stock, no par value per share	24,966,931

Auditors Name: Grant Thornton LLP	Auditors Location: Columbia, South Carolina	Auditors Firm ID: PCAOB 248

EXPLANATORY NOTE
This Form
10-K/A
(“Amendment No. 1”) amends the annual report on Form
10-K
of ScanSource, Inc. for the
fiscal
year ended June 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2023 (the “2023 Form
10-K”).
The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2023 Form
10-K.
This Amendment No. 1 speaks as of the original filing date of the 2023 Form
10-K
and reflects only the changes to the cover page and Items 10, 11, 12, 13 and 14 of Part III and inclusion of the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002 in Item 15 of Part IV. No other information included in the 2023 Form
10-K,
including the information set forth in Part I and Part II, has been modified or updated in any way. The 2023 Form
10-K
continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the 2023 Form
10-K
and the Company’s other SEC filings.
As used herein, the terms “ScanSource,” the “Company,” “we,” “us,” and “our” refer to ScanSource, Inc., a South Carolina corporation, and its consolidated subsidiaries as a combined entity, except where the terms mean only ScanSource, Inc. The term “common stock” means shares of our common stock, no par value per share.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors of the Registrant

Michael L. Baur AGE 66 DIRECTOR SINCE December 1995 COMMITTEES None

Experience

Michael L. Baur is our Chair and Chief Executive Officer. Mr. Baur has served as either our President or CEO since our inception, as a director since December 1995, and as Chair of the Board since February 2019. Mr. Baur has been employed with the Company since its founding in December 1992.

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

Peter C. Browning AGE 82 DIRECTOR SINCE June 2014 COMMITTEES Lead Independent Director and Chair of Nominating and Corporate Governance Committee and serves on all committees

Experience

Peter C. Browning has served as a director of the Company since June 2014 and as Lead Independent Director since February 2019. He has extensive experience in business, serving as an executive officer of numerous public companies, including Continental Can Company, National Gypsum Company and Sonoco Products Company. He also has served on more than 14 public-company boards, including Acuity Brands from 2001 to 2021, Wachovia from 2002 to 2008, Nucor Corporation from 1999 to 2015, Lowe’s Companies from 1997 to 2014, EnPro Industries, Inc. from 2001 to 2015, and The Phoenix Companies from 1988 to 1999 and from 2000 to 2009, and in a variety of board leadership roles, including serving as non-executive Chair, lead director and Chair of audit, compensation and governance/nominating committees. Mr. Browning currently serves on the board of GMS, Inc.

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

Frank E. Emory, Jr. AGE 66 DIRECTOR SINCE October 2020 COMMITTEES Serves on all committees

Experience

Frank E. Emory, Jr. has served as a director of the Company since October 2020. Mr. Emory joined Novant Health in December 2018 and currently serves as Executive Vice President, Chief Legal Officer. From June 2001 to December 2018, he served as a partner with Hunton Andrews Kurth LLP, an international law firm.

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

Charles A. Mathis AGE 63 DIRECTOR SINCE August 2021 COMMITTEES Chair of Audit Committee and serves on all committees

Experience

Charles A. Mathis has served as a director of the Company since August 2021. Mr. Mathis served as Executive Vice President and Chief Financial Officer of Amentum, a government and commercial services provider, from December 2021 until June 2023. Previously, Mr. Mathis served as Executive Vice President and Chief Financial Officer for Science Applications International Corporation (“SAIC”), a U.S. government IT services provider, from 2016 to 2021. Prior to joining SAIC, Mr. Mathis served as Chief Financial Officer at the Company, from 2012 to 2016. Prior to joining the Company, Mr. Mathis was Chief Financial Officer from 2008 to 2012 for Force Protection Inc., a global defense company. He also served as the Chief Financial Officer for Fort Worth-based EFW, Inc., the U.S.-based subsidiary of the Israeli defense contractor, Elbit Systems, from 2006 to 2008.

Qualifications

As a former executive at SAIC, a Fortune 500 company (including serving as its Chief Financial Officer), Mr. Mathis has extensive experience in mergers and acquisitions, finance and accounting, financial controls, and U.S. government contracting and compliance. Mr. Mathis also brings an understanding of our Company and business, previously serving as Chief Financial Officer.

Vernon J. Nagel AGE 65 DIRECTOR SINCE August 2023 COMMITTEES Serves on all committees

Experience

Vernon J. Nagel has served as a director of the Company since August 2023. Mr. Nagel served as Executive Chair of the Board of Directors of Acuity Brands, Inc., an industrial technology company, from February 2020 until his retirement in December 2020. Mr. Nagel Served as Chair and Chief Executive Officer of Acuity Brands from September 2004 through January 2020 and as President of Acuity Brands from August 2005 to August 2019. Mr. Nagel previously served as Vice Chair and Chief Financial Officer of Acuity Brands from January 2004 through August 2004 and as Executive Vice President and Chief Financial Officer of Acuity Brands from December 2001 to January 2004. Mr. Nagel currently serves as a member of the Board of Directors of The AZEK Company, a provider of sustainable outdoor residential products, and Southwire, a leading provider of wire and cable and other electrical solutions.

Qualifications

Mr. Nagel has extensive management and leadership experience having previously served as the Chief Executive Officer and Executive Chair of the Board of Directors of a multi-national public company. Over the course of his career, Mr. Nagel has enhanced shareholder value by introducing new technologies, expanding markets served through organic growth and acquisitions and driving company-wide productivity. Mr. Nagel’s background provides the Board with invaluable executive leadership, financial and accounting expertise.

Dorothy F. Ramoneda AGE 64 DIRECTOR SINCE November 2019 COMMITTEES Serves on all committees

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

Jeffrey R. Rodek AGE 70 DIRECTOR SINCE May 2020 COMMITTEES Serves on all committees

Experience

Jeffrey Rodek has served as a director of the Company since May 2020. Mr. Rodek has served as an Executive Network Advisor and Limited Partner of Tensility Venture Partners, a venture capital firm investing in early-stage AI startups, since October 2017, as well as Executive Advisor and member of the Leadership Council for Pathr.ai Inc. since September 2021. From July 2007 to May 2018, Mr. Rodek served as a Senior Lecturer at the Fisher College of Business at The Ohio State University. Prior to that, Mr. Rodek served as Senior Advisor and Executive Partner at Accretive, LLC from July 2007 to December 2009; as Executive Chair, Chair and Chief Executive Officer of Hyperion Solutions Corporation from October 1999 to April 2007; and as President and Chief Operating Officer of Ingram Micro Corporation from 1995 to 1999.

Qualifications

Mr. Rodek has over 40 years of business and leadership experience spanning across multiple industries. Over Mr. Rodek’s career, he has driven performance growth and improved corporate governance strategies in the logistics, enterprise software and technology solutions industries, giving him a keen understanding of the challenges and issues present in our industry.

Elizabeth O. Temple AGE 58 DIRECTOR SINCE September 2017 COMMITTEES Chair of Compensation Committee and serves on all committees

Experience

Elizabeth O. Temple has served as a director of the Company since September 2017. Ms. Temple has served as the Chair and Chief Executive Officer of Womble Bond Dickinson (US) LLP since January 1, 2016. She has been a practicing corporate and securities attorney at the firm since 1989. Prior to serving as Chair and Chief Executive Officer, Ms. Temple served in a number of leadership roles at the firm over the past decade and has been a partner at the firm since 1997. Ms. Temple has also served on the Board of Directors of Messer Construction Co., a construction management and general contractor, since March 2023.

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

Charles R. Whitchurch AGE 77 DIRECTOR SINCE February 2009 COMMITTEES Serves on all committees

Experience

Charles R. Whitchurch has served as a director of the Company since February 2009. Mr. Whitchurch served as the Chief Financial Officer of Zebra Technologies Corporation from September 1991 to June 2008. Mr. Whitchurch previously served on the boards of directors of SPSS, Inc., a publicly-held provider of predictive analytic software, from October 2003 to October 2009, Landmark Aviation, a privately-held operator of fixed-base aviation operations throughout the United States and Europe, from October 2008 to October 2012, Tricor Braun Holdings, a privately-held distributor of rigid packaging materials, from July 2010 to November 2016, and Ashworth College, a provider of nationally accredited on-line education, from June 2010 to December 2019. On all boards of other companies, he served as Chair of the Audit Committee.

Qualifications

Mr. Whitchurch’s executive career brings in-depth knowledge of business operations and strategy and broad experience related to financial and corporate governance matters through his tenure serving on the boards of directors of public companies, including serving as the Chair of audit committees. With over three decades of service as a Chief Financial Officer, more than half of which was with a public company, Mr. Whitchurch has a deep understanding of the complex accounting issues often faced by public companies.

Executive Officers of the Registrant

Name	Experience and Qualifications	Age
Michael L. Baur	Michael L. Baur is our Chair and Chief Executive Officer. Mr. Baur has served as either our President or CEO since our inception in December 1992, as a director since December 1995, and as Chair of the Board since February 2019.	66

Stephen T. Jones	Stephen T. Jones has served as our Senior Executive Vice President, Chief Financial Officer since December 2020. Prior to joining the Company, Mr. Jones served as the International Chief Financial Officer of Blackbaud, Inc., a leading cloud software company, from 2016 to 2020. Prior to that, Mr. Jones served in finance and management positions at Lexmark International, an imaging solutions and technologies company, from 2000 until 2016.	52

Shana C. Smith	Shana C. Smith joined the Company as Senior Executive Vice President, Chief Legal Officer in February 2023. Prior to joining the Company, Ms. Smith served as Vice President, General Counsel and Corporate Secretary for NII Holdings, Inc., which provided wireless service in South and Central America under the Nextel brand, from 2015 to 2023. Prior to that, Ms. Smith served five years with NII Holdings in various leadership roles, including Vice President, Legal and Assistant Secretary.	50

Name	Experience and Qualifications	Age
Rachel A. Hayden	Rachel A. Hayden joined the Company as Senior Executive Vice President, Chief Information Officer in June 2021. Prior to joining the Company, Ms. Hayden served as Chief Information Officer of Just Born, Inc., a family-owned confectionary company, from 2016 to 2021. Prior to that, Ms. Hayden served five years with Berry Global, a manufacturer of innovative packaging and engineered products, in various leadership roles, including Senior Director of IT, Global Business Systems.	47

John C. Eldh	John C. Eldh announced his resignation from the Company effective November 17, 2023. Mr. Eldh joined the Company as Senior Executive Vice President and Chief Revenue Officer in October 2019 and has served as our President since February 2022. Prior to joining the Company, Mr. Eldh served as Senior Vice President of the Global Partner Organization at CA Technologies, a leading provider of application development, management, and security solutions, from September 2014 to November 2018. Prior to that, Mr. Eldh served in various leadership capacities at Symantec Corporation, a cybersecurity and identity protection company, from January 2005 to August 2014.	56

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

We will post on our website, www.scansource.com, under the “Corporate Governance” tab, or will disclose on a Form 8-K filed with the SEC, any amendments to, or waivers from, any provision of the Code of Conduct that applies to our CEO and our CFO, or persons performing similar functions, and that relate to (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct to an appropriate person or persons identified in the Code of Conduct, or (v) accountability for adherence to the Code of Conduct. Any waiver granted to an executive officer or a director may only be granted by the Board and will be disclosed, along with the reasons therefor, on a Form 8-K filed with the SEC. No waivers were sought or granted in fiscal 2023.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Audit Committee currently is composed of Chair Mathis and directors Browning, Emory, Nagel, Ramoneda, Rodek, Temple and Whitchurch. The functions of the Audit Committee include selecting the independent auditor, reviewing the scope of the annual audit undertaken by our independent auditor and the progress and results of its work, reviewing our financial statements and our internal accounting and auditing procedures and overseeing our internal audit function. The Audit Committee met four times during the 2023 fiscal year. Each member of the Audit Committee meets the definition of independence for audit committee members as set forth in the NASDAQ listing standards and Exchange Act. The Board has determined that Chair Mathis and directors Browning, Nagel, Rodek, Temple and Whitchurch meet the requirements of an “audit committee financial expert” as defined in SEC rules and regulations.

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

There were no material changes to the procedures described in the Proxy Statement relating to the 2023 Annual Meeting of Shareholders (the “2023 Annual Meeting”) by which shareholders may recommend nominees to our Board of Directors.

Delinquent Section 16(a) Reports

To our knowledge, based solely on a review of the copies of Section 16 reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2023, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) outlines our executive compensation program for our named executive officers (“NEOs”) listed below. The CD&A provides information about our compensation objectives and practices for our NEOs and explains how the Compensation Committee of the Board of Directors arrived at the compensation decisions for fiscal 2023.

Name	Title
Michael L. Baur	Chair and Chief Executive Officer
Stephen T. Jones	Senior Executive Vice President and Chief Financial Officer
Shana C. Smith(1)	Senior Executive Vice President and Chief Legal Officer
Rachel A. Hayden	Senior Executive Vice President and Chief Information Officer
John C. Eldh(2)	Exiting President

(1)	Ms. Smith joined the Company as Senior Executive Vice President and Chief Legal Officer in February 2023 and was designated an executive officer at that time.
(2)	On September 26, 2023, the Company announced Mr. Eldh would be resigning from the Company, effective November 17, 2023.

Executive Summary

2023 Business Highlights

Our talented team of sales, marketing and services professionals continue to make progress on our strategic plan of delivering hybrid distribution solutions that allow our channel partners to meet the technology demands of end users. We are enabling our customers by accelerating their transformation in order to take advantage of the new digital opportunity. Our hybrid distribution strategy of devices and digital delivered strong results in fiscal year 2023 as a result of increased sales volumes and operating leverage on expenses. For fiscal year 2023, net sales increased 7.3% to $3.8 billion, or a 7.2% year over year increase on an organic basis. For fiscal year 2023, operating income increased to $135.9 million from $122.2 million in the prior year. Fiscal year 2023 non-GAAP operating income increased to $151.1 million for a 3.99% non-GAAP operating margin, up from $140.1 million for the prior year. On a GAAP basis, net income for fiscal year 2023 totaled $88.1 million, or $3.47 per diluted share, compared to $88.7 million, or $3.44 per diluted share, for the prior year. Non-GAAP net income totaled $97.7 million, or $3.85 per diluted share, compared to $102.1 million, or $3.97 per diluted share, for the prior year. For more information on our non-GAAP measures and reconciliations to GAAP measures, see “Non-GAAP Financial Information” beginning on page 27 of our Annual Report on Form 10-K filed on August 22, 2023.

Fiscal 2023 Pay Mix

The Compensation Committee strives to provide our NEOs with a compensation package that balances short-term and long-term compensation. We believe that our current executive compensation program, consisting primarily of a mix of base salary, annual performance-based cash incentive awards and both performance-based and service-based grants of equity, (i) provides a predictable and transparent structure for executive compensation, (ii) provides a significant percentage of a NEO’s compensation through variable performance-based vehicles and (iii) attracts, retains and motivates our NEOs.

Our executive compensation program emphasizes performance-based pay. The elements of compensation and the general mix of compensation among the various elements remained largely unchanged from the previous year. Our financial performance during fiscal 2023 is reflected in the compensation of each of our NEOs for fiscal 2023, particularly with respect to payouts pursuant to our annual cash incentive program. Our cash incentive opportunity is designed so that, if our financial results, as measured by certain consolidated adjusted EBITDA and revenue numbers, reflect an increase in the financial performance of the Company, then our executives should realize a greater cash incentive. Awards are also capped at 200% of each executive’s target bonus regardless of our financial performance.

For fiscal year 2023, the cash incentives paid to our CEO decreased from fiscal 2022 and fiscal 2021 based on (i) our financial performance and (ii) the Compensation Committee’s pre-established Management Incentive Plan (“MIP”) operating targets for the cash incentive opportunity. The value of the equity awarded to our CEO increased in fiscal 2023, with half of such awards being subject to performance targets. We believe this result is appropriately aligned with the Company’s fiscal 2023 financial performance and the Company’s long-term compensation program.

In addition, we believe that it is important to link each of our NEO’s compensation and personal financial interests with long-term shareholder value creation. Accordingly, 57% of our CEO’s total compensation, 54% of Mr. Jones’ total compensation, 52% of Ms. Smith’s total compensation, 37% of Ms. Hayden’s total compensation, and 54% of Mr. Eldh’s total compensation for fiscal 2023 was in the form of long-term equity incentives. For fiscal 2023, variable performance-based compensation in the form of cash and long-term equity incentives constituted 79% of our CEO’s total compensation, 75% of Mr. Jones’ total compensation, 66% of Ms. Smith’s total compensation, 58% of Ms. Hayden’s total compensation, and 80% of Mr. Eldh’s total compensation (each as reported in the Summary Compensation Table).

Consideration of Results of Shareholder Advisory Votes in Executive Compensation

The Compensation Committee monitors the results of the “Say-on-Pay” vote and considers those results along with the objectives listed below in determining compensation policies. A substantial majority (92.6%) of our shareholders voting at the 2023 Annual Meeting approved the compensation described in our 2022 proxy statement. The Compensation Committee interpreted this vote result as a strong indication of support for our fiscal 2023 compensation program. We have conducted a variety of shareholder engagement activities this year, including investor conferences and direct meetings with many of our top shareholders. These engagements have focused on deepening the dialogue with our current shareholder base about our business strategy and performance, culture, governance, executive compensation practices, and ESG efforts. An independent director has participated in several of these dialogues, demonstrating accountability with our shareholders and our commitment to strong governance practices.

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

Best-Practice Compensation Policies and Practices

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

Material Elements of Our Compensation Programs

In determining the compensation of our NEOs, the Compensation Committee uses the following material compensation elements, which it believes support our compensation objectives.

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

Role of Management

The Compensation Committee regularly meets with the CEO to receive reports and recommendations regarding the compensation of our NEOs other than the CEO. In particular, the CEO recommends to the Compensation Committee annual base salaries, annual incentive awards and long-term or performance equity grants for the NEOs other than himself. The Compensation Committee then evaluates each NEO, including the CEO, sets performance criteria for annual cash incentive awards, and makes long-term equity grants, if any. At the beginning of each fiscal year and as necessary throughout the year, MIP targets for certain financial measures are established following consultation with management with consideration for adjustments for one-time expenses or longer-term investments that are planned. As part of its evaluation process, the Compensation Committee considers our performance and consistency, the NEO’s individual performance over the prior year, changes in responsibilities and future potential as well as data available from compensation surveys and compensation consultants. Although the Compensation Committee considers the CEO’s recommendations, the final decisions regarding base salary, annual incentive awards and equity awards of the NEOs are made by the Compensation Committee.

Role of Compensation Consultant

The Compensation Committee has the authority to retain independent compensation consultants to provide counsel and advice. For fiscal 2023, the Compensation Committee retained Pearl Meyer. The Compensation Committee reviewed all factors relevant to the independence of Pearl Meyer, including:

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

Role of Peer Companies and Benchmarking

The Compensation Committee regularly reviews benchmarking and market surveys to ensure that our compensation is competitive with that of our peers. The Compensation Committee also considers analysis and benchmarking by third parties, such as ISS and Equilar, and the different peer groups each firm uses for comparative purposes in order to gain a better understanding of compensation practices and trends in the market.

Our compensation consultants provide the Compensation Committee with general market surveys and other information related to the general market for executive compensation, including best practices and emerging trends. In addition, in fiscal 2023 Pearl Meyer provided information derived from proxy statements from peer companies and from surveys that include publicly traded and privately held technology distributors and other technology industry companies with similar revenues. The peer companies referred to for evaluation of fiscal 2023 compensation included the following:

Applied Industrial Technologies, Inc. ePlus, Inc.	Benchmark Electronics, Inc. Insight Enterprises, Inc.	Diebold Nixdorf, Inc. Itron, Inc.
PC Connection, Inc.	Plexus Corp.	TTM Technologies, Inc.
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

The Compensation Committee took this evaluation into account in determining all elements of NEO compensation for fiscal 2023, including the fiscal 2023 MIP design and equity awards.

Named Executive Officer Compensation in Fiscal 2023

In deciding whether to increase a NEO’s compensation, the Compensation Committee considers company performance, market trends, the consistency of the NEO’s individual performance over the prior year, changes in the NEO’s responsibilities and the NEO’s future potential. The Compensation Committee also considers data available from benchmarking studies obtained from a range of industry and general market sources, as well as information that may be provided by its compensation consultants, including comparisons of peer companies comprised of other participants in the industry and other similar companies based on size and other objective factors. In evaluating the Company’s performance in fiscal 2023, the primary consideration was our financial performance for the relevant annual period, with a focus on consolidated adjusted EBITDA and Intelisys revenue.

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

The Compensation Committee met in August of 2022 to determine Mr. Baur’s, Mr. Jones’, Ms. Hayden’s and Mr. Eldh’s base salaries for fiscal 2023. The Compensation Committee did not award any base salary increases for these NEOs for fiscal 2023, other than a $80,000 increase for Mr. Jones and an $11,000 increase for Ms. Hayden made in light of the considerations described above. Ms. Smith’s base salary was set in her employment letter at $400,000 and remained the same at the time she was hired and when she was named an executive officer in February 2023.

Base salaries for Mr. Baur, Mr. Jones, Ms. Smith, Ms. Hayden, and Mr. Eldh, for fiscal 2023 as of July 1, 2022 (or February 21, 2023 for Ms. Smith) were as follows:

Named Executive Officer	Base Salary (standard)
Mr. Baur	$875,000
Mr. Jones	$480,000
Ms. Smith	$400,000
Ms. Hayden	$361,000
Mr. Eldh	$625,000

Annual Performance-Based Cash Incentives

Annual variable performance-based cash incentive awards are granted under the Company’s Management Incentive Plan (“MIP”) and are designed to encourage the achievement of various pre-determined Company financial and operating performance goals. Annual performance-based cash incentive opportunities were set based on an analysis of market data and assessing the experience of the respective individual and his or her respective role. The design provides that each NEO’s cash incentive opportunity will be expressed as a percentage of his or her base salary and earned based on non-GAAP operating results as compared to pre-established threshold and stretch goals. The cash incentive opportunities for our NEOs that were employed in fiscal 2022 remained at the same level as fiscal 2022. Each NEO has a variable factor by role or position applied as a percentage against his or her respective base salary, as set forth in the table below.

Named Executive Officer	Base Salary ($)	Target Cash Incentive Opportunity (%)	Target Cash Incentive Opportunity ($)
Mr. Baur	$875,000	150%	$1,312,500
Mr. Jones	$480,000	100%	$480,000
Ms. Smith	$400,000	75%	$300,000
Ms. Hayden	$361,000	60%	$217,000
Mr. Eldh	$625,000	150%	$937,500

For fiscal year 2023, the Compensation Committee set MIP targets for consolidated adjusted EBITDA (“Adjusted EBITDA”) and Intelisys revenue (“Agency Revenue”) based on the Compensation Committee’s belief that these measurements have a strong correlation with shareholder value. Management emphasizes these measures in evaluating and monitoring the Company’s financial condition and operating performance. These metrics assist management in comparing the Company’s performance over various reporting periods on a consistent basis because they remove the impact of items that do not reflect our core operating performance from the Company’s operating results.

The performance metrics were established by the Compensation Committee in August 2022. Each performance metric is adopted with certain adjustments to align management’s performance on focused strategic objectives. The maximum incentive award for any NEO is 200% of his or her target bonus.

For fiscal 2023, the Compensation Committee established MIP performance targets as set forth below. The payouts of the awards depend on our results in comparison to these targets, weighted as follows: Adjusted EBITDA, 60% and Agency Revenue, 40%. If performance of any measure does not meet the applicable threshold for that measure, no award will be earned for that measure. If the performance of a measure reaches the applicable threshold, the award earned for that measure will be 50% of the target. The award earned for results between the threshold and the maximum of 200% of the target is calculated using straight-line interpolation.

Fiscal 2023 MIP Performance Targets
Performance Measure	Weights	Performance Range			Actual Results
		Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
Adjusted EBITDA	60%	$166.7	$174.0	$189.0	$182.6
Agency Revenue	40%	$80.5	$81.2	$84.5	$79.5

The Compensation Committee has the discretion to adjust these measurements for extraordinary one-time events, or other items beyond management’s control, and to award cash incentives based on other criteria. For fiscal 2023, the Compensation Committee determined to adjust the MIP attainment calculation for Adjusted EBITDA to reflect a non-GAAP tax recovery benefit of approximately $2.7 million given the operational nature of the recovery and the prior period impacts on the Adjusted EBITDA measure. Apart from the foregoing, the Compensation Committee elected not to make any discretionary modifications to the awards payable under the MIP. As a result of the Adjusted EBITDA and Agency Revenue results for fiscal 2023, the cash incentive award earned by the NEOs under the MIP in fiscal 2023 was 95% of the target, as compared to 161.8% in fiscal 2022 and 154.9% in fiscal 2021.

The specific calculations, targets and cash awards for each NEO under the MIP for fiscal 2023 are detailed below.

Named Executive Officer	Base Salary	Target Bonus as % of Base Salary	Bonus Target	% of Bonus Target	Amount of Cash Incentive
Mr. Baur	$875,000	150%	$1,312,500	95%	$1,246,875
Mr. Jones	$480,000	100%	$480,000	95%	$456,000
Ms. Smith	$400,000	75%	$300,000	95%	$100,726	(1)
Ms. Hayden	$361,000	60%	$217,000	95%	$206,150
Mr. Eldh	$625,000	150%	$937,000	95%	$890,150

(1)	Ms. Smith’s cash incentive award was prorated for her length of employment during fiscal 2023.

Supplemental MIP Bonus Program

In August 2023, against the backdrop of losses incurred by the Company in connection with the cybersecurity attack in the fourth quarter of fiscal 2023 (the “Cyberattack”), the Compensation Committee established a supplemental plan under the MIP to provide for the award to the NEOs of an additional cash bonus payment (the “Cyber Insurance Program”). Under the Cyber Insurance Program, each NEO will be eligible to receive an additional cash bonus payment in the event the Company accrues any insurance proceeds to reimburse the Company for the losses incurred in connection with the Cyberattack. Any cash bonus payments that become payable under the Cyber Insurance Program will be paid no later than 30 days after accrual of the reimbursements. The Cyber Insurance Program enables the NEOs to earn the portion of the cash bonus they would have received under the MIP for fiscal 2023 if the insurance proceeds for losses incurred in connection with the Cyberattack were accrued during fiscal 2023.

Long-Term Equity Incentives

General Overview

Equity awards are a significant component of our NEO compensation. The Compensation Committee annually grants equity awards, typically in the form of restricted stock awards and/or restricted stock units and performance-based restricted stock units or awards. We believe this element of our compensation program provides our NEOs with the opportunity to develop a significant ownership stake in the Company and directly aligns their interests with the long-term interests of our shareholders. In addition, equity awards serve as a retention vehicle for the NEOs because, if the applicable criteria are met, they typically vest over a set number of years and generally are forfeited if not vested upon termination of employment. We maintain a formal Equity Award Grant Policy, whereby equity awards to employees are made by, or with the oversight of, the Compensation Committee or the Board. Under the policy, the Compensation Committee must approve any equity awards to the NEOs, and our Principal Accounting Officer and human resources management oversee the documentation of, and accounting for, equity award grants.

The number of shares subject to equity awards granted by the Compensation Committee to NEOs in a given year is based on, among other things, overall Company performance, the number of shares available for awards under the ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan (the “2021 Plan”) or successor plan, the value of the proposed award, the amount and realizable value of equity awards awarded in prior years, total compensation and consideration of the competitive market practice for the respective position level and experience, with the ultimate objective of motivating, rewarding and retaining NEOs while maintaining efficient use of equity and preserving shareholder value. The Compensation Committee determines the number of shares of a value-based restricted stock unit award by using the closing price of our stock on the grant date.

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

The Compensation Committee may also make special grants of equity awards during the year in the case of the hiring or promotion of certain eligible persons, or in other situations not involving annual grants. The grant date for non-annual grants approved by the Compensation Committee on or before the 15th day of the second month of the quarter will be the first day of the third month of such quarter. For non-annual grants approved after the 15th day of the second month of the quarter, the grant date will be the first day of the third month of the following quarter. In any event, all equity awards must be made during an open trading window. In fiscal 2023, the only grant of equity awards to a NEO made outside of the annual equity grant timing was Ms. Smith’s new hire grant, which was intended to serve as her annual grant for fiscal 2023.

Fiscal 2023 Annual Long-Term Incentive Awards

The annual grant of long-term equity incentives was awarded to our NEOs in August 2022, except for Ms. Smith’s new hire grant as discussed above. In fiscal 2023, 50% of the long-term equity incentives awarded to our NEOs were in the form of time-based restricted stock units and the remaining 50% were in the form of performance-based restricted stock units. The time-based restricted stock units generally vest and become exercisable in one-fourth increments on the anniversary of the grant date over four years, subject to the continued employment of the NEO on the applicable vesting date. The performance-based restricted stock units generally vest upon the third anniversary of the grant date, subject to the continued employment of the NEO on the applicable vesting date and achievement of the performance targets set by the Compensation Committee over the applicable performance period.

The long-term equity incentives awarded to our NEOs in fiscal 2023 are set forth below:

Named Executive Officer	Form of Equity Incentive Award	Amount of Shares Subject to Award
Mr. Baur	Time-Based Restricted Stock Units	56,699
	Performance-Based Restricted Stock Units	56,700
Mr. Jones	Time-Based Restricted Stock Units	20,935
	Performance-Based Restricted Stock Units	20,936
Ms. Smith	Time-Based Restricted Stock Units	13,067
	Performance-Based Restricted Stock Units	—
Ms. Hayden	Time-Based Restricted Stock Units	6,298
	Performance-Based Restricted Stock Units	6,298
Mr. Eldh	Time-Based Restricted Stock Units	32,711
	Performance-Based Restricted Stock Units	32,712

Fiscal 2023 Performance-Based Equity Awards Performance Metrics

As discussed above, the Compensation Committee grants certain employees, including our NEOs, performance-based restricted stock units that contain both performance and service vesting conditions over a multi-year period. Performance-based awards are conditioned on achievement of pre-established performance targets. New performance periods begin each fiscal year, and performance targets and the target awards for our NEOs are established shortly after the beginning of the applicable performance period.

For fiscal 2023, the performance-based restricted stock units granted will vest, if at all, based on two equally weighted performance metrics: (i) an earnings per share (“EPS”) performance metric based on the achievement of annual target levels of normalized non-GAAP EPS over a two-year performance period (the “Normalized EPS”) and (ii) a return on invested capital (“ROIC”) performance metric based on annual target levels of ROIC over a three-year performance period (the “Adjusted ROIC”), subject to adjustments for certain nonrecurring items as approved by the Compensation Committee. The Compensation Committee considers Normalized EPS and Adjusted ROIC to be key drivers of shareholder value and fundamental to long-term value creation. The Compensation Committee also believes that measuring our performance against multiple metrics provides a more complete picture of our performance. In August 2023, the Compensation Committee determined to adjust the calculation of the Normalized EPS performance metric for the fiscal 2023 performance-based restricted stock awards to account for the accrual of any insurance proceeds to reimburse the Company for the losses incurred in connection with the Cyberattack.

The fiscal 2023 performance-based restricted stock units cliff vest, if at all, on the third anniversary of the grant date, subject to the NEO’s continued employment through the vesting date and achievement of the performance metrics. Achievement of the Normalized EPS and Adjusted ROIC performance targets is determined at the end of the three-year vesting period. The actual number of restricted stock units earned will equal the sum (rounded down to the nearest whole share) of (i) the aggregate target number of restricted stock units for fiscal year 2023 – 2024 multiplied by 50% of the Normalized EPS (subject to the relative total shareholder return modifier) achieved for the applicable two-year performance period and (ii) the aggregate target number of restricted stock units for fiscal 2023 – 2025 multiplied by 50% of the Adjusted ROIC achieved for the three-year performance period. The total sum of restricted stock units earned is capped at 200% of the aggregate target number of restricted stock units for the fiscal 2023 – 2025 vesting period.

The following table summarizes the performance calculations for the fiscal 2023 performance-based equity awards. If the performance targets are achieved at a level between the stated performance levels, vesting will be determined by linear interpolation.

Fiscal Year 2023 Performance-Based Equity Performance Metrics
		Performance Range
Performance Measure	Weight	Threshold (50%)	Target (100%)	Max (200%)
Normalized EPS	50%	95% of EPS Target	100% of EPS Target	115% of EPS Target
Adjusted ROIC	50%	Adj. ROIC > 4.5% + WACC(1)	Adj. ROIC > 6.0% + WACC	Adj. ROIC > 8.0% + WACC

(1)	Reflects the Company’s weighted average cost of capital for the applicable performance period.

The awards earned upon achievement of the Normalized EPS performance targets are subject to a relative total shareholder return modifier (“rTSR Modifier”) whereby, at the end of the three-year vesting period, the Normalized EPS payout is adjusted upwards or downwards by up to 25% based on the Company’s rTSR to the TSR of a peer group of companies with high correlation to the Company’s industry (the “TSR Peer Group”), subject to the absolute TSR governor and capped at a maximum of 200% of target. The rTSR Modifier will be the percentage multiplier assigned to the Company’s TSR rank compared to the TSR Peer Group for the applicable two-year performance period. To determine rank, the TSRs of the Company and each company in the TSR Peer Group will be ranked for the performance period to determine the quartile which contains the Company. There will be no interpolation applied to determine the rTSR Modifier.

Depending on the Company’s rTSR to the TSRs of the TSR Peer Group, the payout percentage of restricted stock units that will be subject to vesting will be modified as follows:

			rTSR Modifier
			Bottom Quartile	Median (2nd and 3rd Quartile)	Top Quartile
		Preliminary Unadjusted Payout	Multiplier
			75%	100%	125%
Normalized EPS	Below Threshold	0%	0% (0% x 75%)	0% (0% x 100%)	0% (0% x 125%)
	Threshold	50%	37.5% (50% x 75%)	50% (50% x 100%)	62.5% (50% x 125%)
	Target	100%	75% (100% x 75%)	100% (100% x 100%)	125% (100% x 125%)
	Maximum	200%	150.0% (200% x 75%)	200% (200% x 100%)	Capped at 200% (200% x 125%)

For fiscal 2023 performance-based equity awards, the Compensation Committee approved a rTSR comparator group comprised of 31 public companies that serve as a representative index. The comparator group for the rTSR modifier includes constituents of the S&P 600 Technology Hardware & Equipment (Industry Group) Index.

Fiscal 2022 Performance-Based Equity Awards

Certain of our NEOs were granted performance-based restricted stock units in fiscal 2022 which vest on the third anniversary of the date of grant, subject to the NEO’s continued employment through the vesting date. Similar to the fiscal 2023 performance-based equity awards, vesting of the fiscal 2022 awards is subject to attainment of certain performance targets over the applicable performance periods and other terms and conditions established by the Compensation Committee. The fiscal 2022 awards were subject to two equally weighted performance metrics: (i) Normalized EPS (subject to an rTSR Modifier) and (ii) Adjusted ROIC. Achievement of the performance targets for the fiscal 2022 awards will be determined following the applicable performance and vesting periods.

Other Important Compensation Policies Affecting the Named Executive Officers

Claw-Back Policy

If a NEO receives an award under our equity or cash incentive plans based on financial statements that subsequently are restated in a way that would decrease the amount of the award to which such NEO was entitled and the restatement is based in whole or in part on the misconduct of the NEO, then the NEO will be required to refund the Company the difference between what they received and what they should have received. In addition, this policy requires the recoupment of any compensation to the extent mandated by all applicable laws, rules, and regulations. The Compensation Committee monitors laws, rules and regulations on claw-back policies and will amend this policy as required to comply with any new claw-back rules or regulations. The Company will adopt a claw-back policy consistent with the applicable NASDAQ listing standards prior to December 1, 2023.

Stock Ownership Requirements

The Compensation Committee has adopted minimum ownership requirements for Company stock for the CEO. The ownership target for the CEO has been established as three times his annual base compensation. Our CEO is expected to utilize grants under equity compensation plans to maintain the levels of ownership required by the policy. The policy also incorporates an equity retention requirement by requiring him to retain 50% of the net shares resulting from the vesting or exercise of certain awards to obtain the required ownership under the policy.

As of June 30, 2023, our CEO was in compliance with our stock ownership guidelines.

Anti-Hedging and Anti-Pledging Policy

Our NEOs and directors are prohibited from holding Company securities in margin accounts or pledging Company securities as collateral for a loan. All NEOs and directors are in compliance with this policy. Our NEOs and directors are also prohibited from hedging transactions.

Perquisites

We provide only limited perquisites to our NEOs, including relocation cost reimbursements and the availability of a voluntary comprehensive physical examination once every fiscal year. The physical examinations help ensure our NEOs’ continued health and ability to render services to the Company. The physicals are provided to encourage senior leaders of the Company to set an example for living positively and active healthy living. We do not provide any other material perquisites to our NEOs.

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

Deferred Compensation Plan

We maintain a deferred compensation plan pursuant to which NEOs may defer a portion of their annual compensation. These deferrals are matched to the extent specified in each NEO’s employment agreement or letter, and such contributions vest over a five-year period. Participants invest their deferrals and Company matching contributions among various funds designated by the plan administrator (and currently may not be invested in our common stock). Participants become fully vested in any employer contributions as long as they are continuously employed until their death, total disability, they reach the date in which the sum of age and years of service equals or exceeds 65, or the occurrence of a change in control. We maintain the deferred compensation plan to provide a competitive benefit and to facilitate adequate savings for retirement on a tax efficient basis for our NEOs.

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

In addition, we will make additional payments to Mr. Baur’s deferred compensation account to cover the cost of future premiums for “access only” continuation coverage under our medical and dental plan following termination of employment assuming Mr. Baur is enrolled in Medicare Parts A, B and D, obtains a Medicare supplemental policy until age 80, and pays the full cost for such coverage.

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

On February 9, 2023, we entered into an employment letter with Ms. Smith in connection with her appointment as our Senior Executive Vice President and Chief Legal Officer, effective February 21, 2023. Under the employment letter, Ms. Smith will be paid an annual base salary and be eligible to participate in the variable cash compensation incentive program. She also will receive other benefits, including relocation benefits, change-in-control payments as a participant in a Severance Plan described below, and is eligible for participation in our other long-term incentive programs and our Nonqualified Deferred Compensation Plan.

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

On September 27, 2019, we entered into an employment letter with Mr. Eldh in connection with his appointment as our Senior Executive Vice President and Chief Revenue Officer, effective October 1, 2019. Under the employment letter, Mr. Eldh was paid an annual base salary and eligible to participate in the variable cash compensation incentive program. He also received other benefits, including relocation benefits, change-in-control payments as a participant in a Severance Plan described below, and was eligible for participation in our other long-term incentive programs and our Nonqualified Deferred Compensation Plan. We entered into a Separation Agreement and General Release with Mr. Eldh in September 2023 which superseded his rights under his employment letter and the Severance Plan.

See the “Employment Arrangements and Potential Payments upon Certain Events” section for more information on Mr. Baur’s, Mr. Jones’, Ms. Smith’s, Ms. Hayden’s, and Mr. Eldh’s employment arrangements that were in effect during fiscal 2023.

Severance Plan

We have established a severance plan to provide severance and other benefits to certain executives selected by the Compensation Committee to participate in the severance plan. The Company’s severance plan is uniform for the current executives selected by the Compensation Committee to participate at their respective levels, except for Mr. Eldh, who had several provisions that were individually tailored, as described below. We refer to the Company severance plan and Mr. Eldh’s severance plan collectively as the “Severance Plan.”

The employment arrangements with our NEOs and the Severance Plan provide that, if the employment of any participant in the Severance Plan is terminated by the Company without cause, or if the Executive resigns for good reason, we will be required to pay or provide the executive’s base salary earned through the date of termination. In addition, we will also be required to pay to the executive in such instances any other amounts or benefits the executive is eligible to receive under any Company plan, program, policy, practice, contract or agreement in accordance with their terms. In such instances, we will also be required to provide severance benefits to the executive, subject to the executive’s execution of a release, consisting of compensation equal to the average annual base salary and variable compensation earned by the executive, including any amounts earned but deferred, in the last three fiscal years completed prior to the termination (the “Average Compensation Amount”), multiplied by a severance multiple, less withholdings. In the case of Mr. Baur, the severance multiple is equal to 2.5, in the case of Mr. Jones, Ms. Smith, Ms. Hayden, and Mr. Eldh, the severance multiple is 1.5, and in the case of any other executive participating in the Severance Plan, the severance multiple will be set forth in a participation agreement between the Company and such executive (a “Participation Agreement”), but such multiple may not exceed 2.5. In the event the termination occurs within 12 months after or prior to and in contemplation of certain change in control events, Mr. Baur will receive three times his Average Compensation Amount, Mr. Jones, Ms. Smith, Ms. Hayden, and Mr. Eldh will receive two times their respective Average Compensation Amount and, in the case of any other executive participating in the Severance Plan, such executive will receive his or her Average Compensation Amount multiplied by his or her change in control multiple, as set forth in a Participation Agreement. In addition, in the event that the executive’s employment is terminated by us without cause, or if the executive resigns for good reason, the executive will be entitled to receive a bonus equal to the pro-rata portion of the then current fiscal year annual variable compensation that otherwise would be payable to the executive based on actual performance. For a period of up to twenty-four months (or in the case of Mr. Eldh, for up to eighteen months) following the date of such a termination (or in the case of Mr. Baur, until he attains 65 years of age), the executives shall be entitled to participate in our medical and dental plans, with the executive paying the full premium charged for such coverage subject to the terms of the employment agreement, the employment letter, and/or the Severance Plan, as applicable.

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

Post-Termination Restrictions and Compensation

The Compensation Committee believes that our NEOs should be provided with reasonable severance benefits in the event a NEO is terminated under certain circumstances. Severance benefits for NEOs reflect the fact that the NEO may not be able to find reasonably comparable employment within a reasonable period of time following termination. In addition, the Compensation Committee believes that certain post-termination benefits such as change in control payments will allow the NEOs to focus their time on potential transactions that may be beneficial to the Company, rather than have concern for their own employment prospects following a change in control. Severance benefits are provided under our employment agreements, employment letters and/or the Severance Plan, as applicable.

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

Additional Compensation Matters

Risk Assessment of Compensation Policies and Practices

We have assessed our compensation programs for all employees and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. We believe that our compensation program reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards. During fiscal 2023, the Compensation Committee reviewed our compensation policies and practices for all employees, including our NEOs, particularly as they relate to risk management practices and risk-taking incentives. As part of its review, the Compensation Committee discussed with management the ways in which risk is effectively managed or mitigated as it relates to our compensation programs and policies.

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

EXECUTIVE COMPENSATION

Compensation Tables

2023 Summary Compensation Table

The following table summarizes compensation paid to or accrued on behalf of the NEOs for the fiscal year ended June 30, 2023:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Michael L. Baur Chair and Chief Executive Officer	2023	875,000	—	3,229,036	—	1,246,875	306,573	5,657,484
	2022	875,000	—	2,331,320	—	2,123,625	317,739	5,647,684
	2021	765,625	—	1,262,036	2,428,626	2,033,063	148,463	6,637,813
Stephen T. Jones	2023	480,000	—	1,192,277	—	456,000	82,285	2,210,561
Senior Executive Vice President, Chief Financial Officer	2022	400,000	—	828,927	—	647,200	59,890	1,936,017
	2021	218,462	—	800,001	—	360,500	87,300	1,466,263
Shana C. Smith Senior Executive Vice President, Chief Legal Officer(4)	2023	136,923	—	375,023	—	100,726	103,621	716,293
Rachel A. Hayden	2023	361,000	—	358,671	—	206,150	48,830	974,651
Senior Executive Vice President, Chief Information Officer	2022	350,000	200,000	474,197	—	339,780	22,050	1,386,027
	2021	20,192	—	—	—	27,107	100,000	147,299
John C. Eldh	2023	625,000	—	1,862,920	—	890,150	77,366	3,455,436
Exiting President	2022	548,077	—	1,554,205	—	1,339,569	70,197	3,512,048
	2021	475,000	—	841,366	817,676	1,161,750	91,105	3,386,897

(1)

Amounts shown are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 11 to our audited financial statements for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

(2)

Reflects the value of cash incentives earned pursuant to our annual incentive plan. For fiscal 2023, the cash incentives were awarded in August 2023. For fiscal 2022, the cash incentives under that program were awarded in August 2022. For fiscal 2021, the cash incentives under that program were awarded in August 2021. See the discussion in “Compensation Discussion and Analysis” herein.

(3)	See the “All Other Compensation” table below for additional information.
(4)	Ms. Smith joined the Company as Senior Executive Vice President and Chief Legal Officer in February 2023 and was designated an executive officer at that time.

2023 All Other Compensation Table

The following supplemental table summarizes all other compensation paid to our NEOs for the fiscal year ended June 30, 2023, which is included in the “All Other Compensation” column in the 2023 Summary Compensation Table above:

Name	Fiscal Year	Perquisites ($)(1)	Company Contributions to Nonqualified Deferred Compensation Plan ($)(2)	Company Paid Disability Benefit ($)(3)	Company Contributions to Deferred Contribution Plans (401(k)) ($)	Other ($)(4)	Total ($)
Michael L. Baur	2023	7,197	200,000	66,406	9,900	23,070	306,573
	2022	6,573	200,000	77,600	9,950	23,616	317,739
	2021	4,085	42,361	77,601	800	23,616	148,463
Stephen T. Jones	2023	2,500	50,724	11,632	7,733	9,696	82,285
	2022	—	34,223	11,632	5,900	8,136	59,890
	2021	1,500	9,000	—	800	76,000	87,300
Shana C. Smith	2023	—	—	—	3,231	100,390	103,621
Rachel A. Hayden	2023	—	29,911	5,719	6,492	6,708	48,830
	2022	—	7,875	5,719	4,576	3,880	22,050
	2021	—	—	—	—	100,000	100,000
John C. Eldh	2023	1,500	22,500	30,367	9,583	13,416	77,366
	2022	2,500	22,500	29,943	9,742	5,512	70,197
	2021	—	22,500	—	800	67,805	91,105

(1)	Represents physical examination costs. For Mr. Jones, also includes physical examination costs for his spouse of $1,000.
(2)

The deferred compensation benefit is provided in connection with the individual’s employment agreement, which is discussed below under “Employment Arrangements and Potential Payments upon Certain Events.”

(3)	Includes supplemental long-term disability benefits.
(4)

Represents life insurance benefits for each of our NEOs. For Mr. Eldh, also includes relocation and related tax gross up benefits of $65,805 in fiscal 2021. For Mr. Jones, also includes relocation benefits of $75,000 in fiscal 2021. For Ms. Hayden, also includes relocation benefits of $100,000 in fiscal 2021. For Ms. Smith, also includes relocation benefits of $100,000 in fiscal 2023.

2023 Grants of Plan Based Awards Table

The following table summarizes awards granted to each of the NEOs during the fiscal year ended June 30, 2023 under the 2021 Plan:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(1)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael L. Baur	8/17/2022	656,250	1,312,500	2,625,000
	8/26/2022							56,699	1,624,993
	8/26/2022				14,175	28,350	56,700	28,350	791,532
	8/26/2022				14,175	28,350	56,700	28,350	812,511
Stephen T. Jones	8/17/2022	240,000	480,000	800,000
	8/26/2022							20,935	599,997
	8/26/2022				5,234	10,468	20,936	10,468	292,267
	8/26/2022				5,234	10,468	20,936	10,468	300,013
Shana C. Smith	2/9/2023	150,000	300,000	600,000
	6/1/2023							13,067	375,023
Rachel A. Hayden	8/17/2022	108,500	217,000	420,000
	8/26/2022							6,298	180,501
	8/26/2022				1,575	3,149	6,298	3,149	87,920
	8/26/2022				1,575	3,149	6,298	3,149	90,250
John C. Eldh	8/17/2022	468,500	937,000	1,655,834
	8/26/2022							32,711	937,497
	8/26/2022				8,178	16,356	32,712	16,356	456,660
	8/26/2022				8,178	16,356	32,712	16,356	468,763

(1)	See “Compensation Discussion and Analysis — Material Elements of our Compensation Programs — Annual Performance-Based and Service-Based Equity Awards,” above.
(2)

The grant date fair values of the stock awards and units are based on the closing prices of our common stock on NASDAQ on August 26, 2022. These equity awards were part of an equity grant granted on August 26, 2022, and the performance metrics for the performance-based portion of these awards were set at that time. These performance-and service-based equity awards were computed in accordance with FASB ASC Topic 718. See “Compensation Discussion and Analysis — Material Elements of our Compensation Program — Annual Performance-Based and Service-Based Equity Awards,” above.

2023 Outstanding Equity Awards at Fiscal Year End Table

The following table summarizes outstanding equity awards held by each of the NEOs as of June 30, 2023:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Michael L. Baur
	12/6/2013	115,356	—	42.82	12/6/2023
	12/5/2014	164,093	—	41.13	12/5/2024
	12/4/2015	125,000	—	38.19	12/4/2025
	12/2/2016	77,339	—	37.00	12/2/2026
	12/8/2017	53,079	—	34.35	12/8/2027
	11/19/2020	89,712	44,187	24.68	11/19/2030
						11/19/2020	16,875	498,825	—	—
	11/24/2020	79,744	39,277	27.14	11/24/2030
						8/27/2021	23,406	691,881	—	—
						8/27/2021	—	—	53,147	1,571,019
						8/26/2022	56,699	1,676,022	—	—
						8/26/2022	—	—	56,700	1,676,052
Stephen T. Jones
						3/1/2021	9,070	268,109	—	—
						8/27/2021	8,322	245,998	—	—
						8/27/2021	—	—	18,897	558,601
						8/26/2022	20,935	618,839	—	—
						8/26/2022	—	—	20,936	618,868
Shana C. Smith
						6/1/2023	13,067	386,261	—	—
Rachel A. Hayden
						8/27/2021	3,641	107,628	—	—
						8/27/2021	—	—	8,269	244,438
						9/1/2021	3,974	117,471	—	—
						8/26/2022	6,298	186,169	—	—
						8/26/2022	—	—	6,298	186,169
John C. Eldh
	11/19/2020	59,808	29,458	24.68	11/19/2030
						11/19/2020	11,251	332,580	—	—
						8/27/2021	15,603	461,225	—	—
						8/27/2021	—	—	35,432	1,047,358
						8/26/2022	32,711	966,937	—	—
						8/26/2022	—	—	32,712	966,967

(1)

Stock options and restricted stock units granted prior to July 1, 2021 vest ratably over three years beginning on the grant date. Restricted stock units granted on or after July 1, 2021 vest ratably over four years beginning on the grant date.

(2)	The market value is based on achieving performance goals at the threshold performance level for the fiscal 2022 awards and maximum performance level for the fiscal 2023 awards.

2023 Option Exercises and Stock Vested Table

The following table summarizes the exercise of options and the vesting of stock awards by each of our NEOs during the fiscal year ended June 30, 2023:

Name	Option Awards		Restricted Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael L. Baur	—	—	35,208	1,101,971
Stephen T. Jones	—	—	11,843	366,718
Shana C. Smith	—	—	—	—
Rachel A. Hayden	—	—	3,200	96,143
John C. Eldh	—	—	30,508	933,670

2023 Nonqualified Deferred Compensation Table

The following table contains information concerning benefits earned by each of the NEOs under nonqualified deferred compensation plans during the fiscal year ended June 30, 2023:

Name	Executive Contributions in Last Fiscal Year ($)(1)(2)	Registrant Contributions in Last Fiscal Year ($)(3)	Aggregate Earnings (Loss) in Last Fiscal Year ($)(4)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at Last Fiscal Year-End ($)
Michael L. Baur	400,000	200,000	1,224,523	—	13,052,583
Stephen T. Jones	654,480	50,724	56,041	—	919,629
Shana C. Smith	—	—	—	—	—
Rachel A. Hayden	99,702	29,911	20,342	—	180,387
John C. Eldh	75,000	22,500	33,381	—	296,541

(1)

Amounts represent voluntary deferrals of salary, bonus or a combination of both salary and bonus under our Nonqualified Deferred Compensation Plan. Contributions of deferred salary are reported as fiscal year 2023 income in the “Salary” column of the 2023 Summary Compensation Table.

(2)	Amounts reflect voluntary deferrals under our Nonqualified Deferred Compensation Plan associated with plan awards for fiscal year 2023 but paid in fiscal year 2024.
(3)

Amounts represent our matching contributions under our Nonqualified Deferred Compensation Plan. These amounts are reported as fiscal year 2023 income in the “All Other Compensation” column of the 2023 Summary Compensation Table.

(4)	Reflects cash flows for the fiscal year ended June 30, 2023.

Our Nonqualified Deferred Compensation Plan permits our NEOs to elect to defer a portion of their base salary and incentive bonus, and to receive matching contributions from the Company on a portion of the deferred amounts. Mr. Baur may defer up to 50% of his base compensation and 100% of his bonus, and we will provide a matching contribution of 50% of the amount deferred up to a calendar year limit of $200,000 in matching contributions. Each of Mr. Jones, Ms. Smith, Ms. Hayden, and Mr. Eldh, may defer up to 50% of his or her base salary and 100% of his or her bonus, and we will provide a matching contribution of 30% on the first 15% of compensation deferred.

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

Employment Arrangements and Potential Payments Upon Certain Events

We have entered into an employment agreement with Mr. Baur that was effective July 1, 2017 and employment letters with Mr. Jones, Ms. Smith, Ms. Hayden, and Mr. Eldh, effective December 14, 2020, February 21, 2023 and June 7, 2021, October 1, 2019, respectively. Mr. Baur, Mr. Jones, Ms. Smith, Ms. Hayden, and Mr. Eldh also participate in the Severance Plan. Notwithstanding these employment arrangements, each of Mr. Baur, Mr. Jones, Ms. Smith, Ms. Hayden, and Mr. Eldh, has the right to voluntarily terminate his or her employment at any time. The employment arrangements set forth the general terms and conditions of Mr. Baur’s, Mr. Jones’, Ms. Smith’s, Ms. Hayden’s, and Mr. Eldh’s employment and provide for certain severance benefits upon the occurrence of certain events, which are stated as column headings in the tables below.

The material elements of compensation of each NEO as contained in their employment arrangements are described in the “Compensation Discussion and Analysis” section herein. The following sets forth in tabular format the incremental compensation that would be payable to such NEO in the event of his termination of employment under various scenarios, which we refer to as termination events. In accordance with SEC rules, the following discussion assumes:

•	That the termination event in question occurred on June 30, 2023, the last day of fiscal 2023; and

•	With respect to calculations based on our stock price, the reported closing price of our common stock on June 30, 2023, $29.56, was used.

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

Mr. Baur

General

Pursuant to the terms of Mr. Baur’s employment agreement, he was entitled to receive an annual base salary of $875,000 in fiscal 2023. Under his agreement, Mr. Baur is eligible to receive annual incentive cash and equity awards under our equity plans as described in the “Compensation Discussion and Analysis” section herein. Subject to the provisions of his employment agreement, Mr. Baur is obligated to comply with certain provisions relating to non-competition (for two years post termination), confidentiality and non-solicitation of customers and employees (for two years post termination) if his employment is terminated.

Benefits upon the Occurrence of Certain Termination Events

In addition to the amounts listed below, Mr. Baur is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	6,599,323	7,919,188	—	—	—	—
Pro Rata Variable Compensation(1)	1,246,875	1,246,875	1,246,875	1,246,875	1,246,875	1,246,875
Equity Acceleration(2)	—	2,866,729	2,866,729	2,866,729	2,866,729	—
Performance-Based Equity Acceleration(3)	—	3,247,071	3,247,071	3,247,071	3,247,071	—
Medical Coverage(4)	450,000	450,000	450,000	450,000	450,000	—
Deferred Compensation	—	—	—	—	—	—
Disability(5)	—	—	—	—	437,500	—
TOTAL(6)	8,296,198	15,729,863	7,810,675	7,810,675	8,248,175	1,246,875

(1)

Mr. Baur’s employment agreement provides for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Baur had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Baur’s fiscal 2023 annual variable compensation as of June 30, 2023.

(2)

Reflects (i) the difference between fair market value as of June 30, 2023 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)

Reflects the fair market value as of June 30, 2023, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

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

Mr. Jones

General

Mr. Jones serves as our Senior Executive Vice President and Chief Financial Officer. At June 30, 2023, Mr. Jones received an annual base salary of $480,000. Mr. Jones is eligible to receive both annual incentive cash compensation and equity awards under the 2021 Plan. Subject to the provisions of his employment arrangements, Mr. Jones is obligated to comply with certain provisions relating to non-competition (for two years post termination), confidentiality and non-solicitation of customers and employees (for two years post termination) if his employment is terminated.

Benefits upon the Occurrence of Certain Termination Events

In addition to the amounts listed below, Mr. Jones is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	1,281,081	1,708,108	—	—	—	—
Pro Rata Variable Compensation(1)	456,000	456,000	456,000	456,000	456,000	456,000
Equity Acceleration(2)	—	1,132,946	1,132,946	1,132,946	1,132,946	—
Performance-Based Equity Acceleration(3)	—	1,177,469	1,177,469	1,177,469	1,177,469	—
Medical Coverage(4)	31,094	31,094	31,094	31,094	31,094	—
Deferred Compensation	—	—	—	—	—	—
Disability	—	—	—	—	—	—
TOTAL(5)	1,768,175	4,505,617	2,797,509	2,797,509	2,797,509	456,000

(1)

Mr. Jones’ employment arrangements provide for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Mr. Jones had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Mr. Jones fiscal 2023 annual variable compensation as of June 30, 2023.

(2)

Reflects (i) the difference between fair market value as of June 30, 2023 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)

Reflects the fair market value as of June 30, 2023, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.
(5)

These amounts do not include the payout of the executive officer’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Ms. Smith

General

Ms. Smith serves as our Senior Executive Vice President and Chief Legal Officer. At June 30, 2023, Ms. Smith’s annual base salary was set at $400,000. Ms. Smith is eligible to receive both annual incentive cash compensation and equity awards under the 2021 Plan. Subject to the provisions of her employment arrangements, Ms. Smith is obligated to comply with certain provisions relating to non-competition (for two years post termination), confidentiality and non-solicitation of customers and employees (for two years post termination) if her employment is terminated.

Benefits upon the Occurrence of Certain Termination Events

In addition to the amounts listed below, Ms. Smith is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of her termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	356,474	475,298	—	—	—	—
Pro Rata Variable Compensation(1)	100,726	100,726	100,726	100,726	100,726	100,726
Equity Acceleration(2)	—	386,261	386,261	386,261	386,261	—
Performance-Based Equity Acceleration(3)	—	—	—	—	—	—
Medical Coverage(4)	27,847	27,847	27,847	27,847	27,847	—
Deferred Compensation	—	—	—	—	—	—
Disability	—	—	—	—	—	—
TOTAL(5)	485,047	990,132	514,834	514,834	514,834	100,726

(1)

Ms. Smith’s employment agreement provides for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Ms. Smith had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Ms. Smith’s fiscal 2023 annual variable compensation as of June 30, 2023.

(2)

Reflects (i) the difference between fair market value as of June 30, 2023 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)

Reflects the fair market value as of June 30, 2023, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.
(5)

These amounts do not include the payout of the executive officer’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Ms. Hayden

General

Ms. Hayden serves as our Senior Executive Vice President and Chief Information Officer. At June 30, 2023, Ms. Hayden’s annual base salary was set at $361,000. Ms. Hayden is eligible to receive both annual incentive cash compensation and equity awards under the 2021 Plan. Subject to the provisions of her employment arrangements, Ms. Hayden is obligated to comply with certain provisions relating to non-competition (for two years post termination), confidentiality and non-solicitation of customers and employees (for two years post termination) if her employment is terminated.

Benefits upon the Occurrence of Certain Termination Events

In addition to the amounts listed below, Ms. Hayden is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of her termination.

	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Severance	652,115	869,486	—	—	—	—
Pro Rata Variable Compensation(1)	206,150	206,150	206,150	206,150	206,150	206,150
Equity Acceleration(2)	—	411,268	411,268	411,268	411,268	—
Performance-Based Equity Acceleration(3)	—	430,606	430,606	430,606	430,606	—
Medical Coverage(4)	46,107	46,107	46,107	46,107	46,107	—
Deferred Compensation	—	—	—	—	—	—
Disability	—	—	—	—	—	—
TOTAL(5)	904,372	1,963,617	1,094,131	1,094,131	1,094,131	206,150

(1)

Ms. Hayden’s employment agreement provides for the payment of a pro rata portion of the current fiscal year annual variable compensation that would otherwise be payable if Ms. Hayden had continued employment through the end of the current fiscal year, based on actual performance. Amounts shown reflect the earned and unpaid portion of Ms. Hayden’s fiscal 2023 annual variable compensation as of June 30, 2023.

(2)

Reflects (i) the difference between fair market value as of June 30, 2023 of the underlying shares over the exercise price of all unvested stock options, and (ii) the fair market value of all unearned and unvested non-performance-based restricted stock awards and restricted stock units. Vesting accelerates in the event of a change in control and termination by the Company without cause or by the grantee for good reason.

(3)

Reflects the fair market value as of June 30, 2023, of the shares of all unearned and unvested performance based restricted stock awards, the vesting of which accelerates with a change in control and termination by the Company without cause or by the grantee for good reason.

(4)	Reflects the cost of providing continued health and welfare benefits to the executive officer as provided in the executive officer’s employment arrangements.
(5)

These amounts do not include the payout of the executive officer’s vested balance under our Nonqualified Deferred Compensation Plan, which is reflected and described in the Nonqualified Deferred Compensation Table herein.

Mr. Eldh

On September 22, 2023, Mr. Eldh notified us of his decision to resign from his role as President of the Company, effective November 17, 2023. In connection with Mr. Eldh’s departure from the Company, we entered into a Separation Agreement and General Release with Mr. Eldh. The Separation Agreement and General Release modified and superseded his employment letter and the Severance Plan.

Pursuant to the terms of the Separation Agreement and General Release and in consideration of Mr. Eldh’s tenure and contributions to the Company, we agreed to provide Mr. Eldh with (i) a cash separation payment of $1,500,000 and (ii) a pro rata share of the cash incentive awards payable under the MIP for fiscal 2024 (the “Separation Payment”). Mr. Eldh’s receipt of the Separation Payment is conditioned on his continued compliance with the Separation Agreement and General Release, which includes a general release of claims against us, as well as confidentiality, non-disparagement, non-competition, non-solicitation and other customary provisions.

Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K promulgated under the Exchange Act, we are required to disclose the median annual total compensation of all the Company’s employees, the total compensation of our CEO and the ratio of those two amounts. The pay ratio set forth below is a reasonable estimate and has been calculated in a manner consistent with SEC rules and based on the methodology described below. The SEC rules for identifying median employees allow companies to use a variety of methodologies. As a result, the pay ratio reported by others may not be comparable to our reported pay ratio. For the year ended June 30, 2023:

•	the total compensation for our median employee was $65,793;

•	the annual total compensation of Mr. Baur was $5,657,484; and

•	based on the information above, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees is 86 to 1.

During the year ended June 30, 2023, there were no changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure. Therefore, to calculate the pay ratio for the year ended June 30, 2023, we used the same median employee identified as of June 30, 2021. The methodology that we used and the material assumptions, adjustments and estimates that we used to identify the median and determine annual total compensation were as follows:

Employee population. As of June 30, 2021, the date we selected to identify our median employee, our employee population consisted of approximately 2,184 individuals, with 765 employees representing 35% of our total employee population located outside the United States and 1,419 employees representing 65% of our total employee population located in the United States.

Identification of Median. To identify the median of the annual total compensation of all our employees, we reviewed the total cash earnings of all employees for the twelve-month period ending on June 30, 2021 (the “reported compensation”). In making this calculation, we annualized the reported compensation of all our employees who were hired during the period. While we did not make any cost-of-living adjustments to the reported compensation in identifying the median employee, we did convert the reported compensation of our non-United States employees to United States dollars using the applicable conversion rate as of June 30, 2021. Using this methodology, we determined that our median employee was a full-time, salaried employee located in the United States.

COMPENSATION OF DIRECTORS

2023 Director Compensation Table

The following table provides information regarding the compensation paid to each of our non-employee directors for the fiscal year ended June 30, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(4)	Total ($)
Peter C. Browning	165,000	151,898	316,898
Frank E. Emory, Jr.	85,000	151,898	236,898
Michael J. Grainger(2)	49,583	151,898	201,481
Charles A. Mathis	101,667	151,898	253,565
Vernon J. Nagel(3)	—	—	—
Dorothy F. Ramoneda	85,000	151,898	236,898
Jeffrey R. Rodek	85,000	151,898	236,898
Elizabeth O. Temple	100,000	151,898	251,898
Charles R. Whitchurch	93,333	151,898	245,231

(1)

Amounts shown are the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions made in such valuation, see Note 11 to our audited financial statements for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Each then-serving non-employee director received a restricted stock award on August 26, 2022 for 5,300 shares that vested in August 2023.

(2)	Mr. Grainger’s service as a director of the Company ended on January 26, 2023.
(3)	Mr. Nagel was appointed as a director of the Company effective August 15, 2023.
(4)	Each non-employee director (other than Mr. Nagel) had 5,300 shares of restricted stock awards outstanding as of June 30, 2023.

Cash Retainers for Fiscal 2023

Directors who are not our employees are paid an annual retainer of $85,000. An additional annual retainer of $70,000 is paid, as applicable, to a non-executive Chair or Lead Independent Director of the Board. An additional annual retainer of $25,000 is paid to the Chair of the Audit Committee, and an additional annual retainer of $15,000 is paid to the Chair of the Compensation Committee and the Chair of the Nominating and Corporate Governance Committee. Annual service for this purpose relates to the approximate 12-month periods between annual meetings of our shareholders. All directors are reimbursed for expenses incurred in connection with the performance of their services as directors as well as the cost of any director education. As of January 1, 2019, directors may elect to receive any portion of their cash fees in shares.

Equity Retainers for Fiscal 2023

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

The number of shares subject to a director’s annual equity award was determined by dividing $150,000 by the equity award value per share on the grant date. The equity award value means the closing price of the common stock on the grant date. The date of grant of the annual equity awards for our non-employee directors takes place at the same time as the annual equity awards for our employees.

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

Stock Ownership and Retention Policy

Under the equity ownership policy, non-employee directors are expected to hold five times their annual Board cash retainer in Company securities. The policy also incorporates a retention requirement by requiring such persons to retain 50% of the net shares resulting from the vesting of certain awards until the required ownership under the policy is met. As of the end of the 2023 fiscal year, all directors were in compliance with this policy.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended June 30, 2023 with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Compensation Committee, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended June 30, 2023 and in the Proxy Statement for the 2024 Annual Meeting of Shareholders.

Submitted by the Compensation Committee:

Elizabeth O. Temple, Chair

Peter C. Browning

Frank E. Emory, Jr.

Charles A. Mathis

Vernon J. Nagel

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended June 30, 2023, directors Browning, Emory, Mathis, Ramoneda, Rodek, Temple and Whitchurch served on the Compensation Committee. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during fiscal 2023, or at any time prior thereto. During fiscal 2023, no member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act, and no executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2023:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders 2021 Omnibus Incentive Compensation Plan	515,199	(1)	—		1,271,375	(2)
2013 Long-Term Incentive Plan	1,401,296	(3)	$32.76	(4)	—
Equity Compensation Plans Not Approved by Shareholders	—		—		—
TOTAL:	1,916,495		$32.76		1,271,375

(1)

Includes awards granted under our ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan (“2021 Plan”). The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding time-based restricted stock units of 398,553 and 116,646 shares subject to outstanding performance-based restricted stock units. The number of performance-based restricted stock units reflects the achievement of the maximum amount for awards outstanding as of June 30, 2023. The actual number of shares issued under our performance-based restricted stock unit awards will range between 0% and 200% of the target amount based on our performance relative to the applicable performance goals as determined by our Compensation Committee following the end of the performance period.

(2)

At June 30, 2023, approximately 1,271,375 shares remain available for issuance under the 2021 Plan, which allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock awards, restricted stock units, deferred stock units, dividend equivalent awards and other stock-based awards.

(3)

Includes awards granted under our ScanSource, Inc. 2013 Long Term Incentive Plan. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 1,026,671, time-based restricted stock units of 306,662 and 67,963 shares subject to outstanding performance-based restricted stock units. The number of performance-based restricted stock units reflects the achievement of the maximum amount for awards outstanding as of June 30, 2023. The actual number of shares issued under our performance-based restricted stock unit awards will range between 0% and 200% of the target amount based on our performance relative to the applicable performance goals as determined by our Compensation Committee following the end of the performance period.

(4)

The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of time-based restricted stock units or performance-based restricted stock units, which have no exercise price.

Stock Ownership Information

Principal Shareholders and Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 1, 2023 by the following: (i) each of our NEOs; (ii) each of our directors and director nominees; (iii) all of our directors and executive officers as a group; and (iv) each person known to own beneficially more than 5% of our common stock. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. The address for each of our directors and executive officers is 6 Logue Court, Greenville, South Carolina 29615.

Name	Number of Shares Beneficially Owned		Percentage(1)

BlackRock, Inc.(2)	5,018,791		20.11%

The Vanguard Group, Inc.(3)	3,097,530		12.41%

Dimensional Fund Advisors LP(4)	2,071,892		8.30%

Victory Capital Management Inc. (5)	1,786,653		7.16%

Pzena Investment Management, LLC(6)	1,541,255		6.17%

Michael L. Baur(7)	835,804		3.24%

Peter C. Browning	39,749		*

John C. Eldh(8)	138,120		*

Frank E. Emory, Jr.	20,359		*

Rachel A. Hayden(9)	5,495		*

Stephen T. Jones(10)	19,845		*

Charles A. Mathis	14,959		*

Vernon J. Nagel	4,759	*

Dorothy F. Ramoneda	23,459		*

Jeffrey R. Rodek	23,159		*

Shana C. Smith(11)	—

Elizabeth O. Temple	29,059		*

Charles R. Whitchurch	27,559		*

All directors and executive officers as a group (13 persons)(12)	1,182,326		4.74%

*	Amount represents less than 1.0%.
(1)

Applicable percentage of ownership is based upon 24,960,231 shares of our common stock outstanding on October 1, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the shares and percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or entity. Except as otherwise indicated, the persons or entities listed in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)

The information reported is based on a Schedule 13G/A filed with the SEC on January 23, 2023 reporting sole power of BlackRock, Inc. to vote or direct the vote of 4,835,415 shares and sole power to dispose or direct the disposition of 5,018,791 shares. The business address of BlackRock, Inc. is 55 East 52nd St., New York, NY 10055.

(3)

The information is reported based on a Schedule 13G/A filed with the SEC on February 9, 2023 reporting shared power of The Vanguard Group, Inc. (“Vanguard”) to vote or direct the vote of 23,208 shares, sole power of Vanguard to dispose or direct the disposition of 3,048,119 shares; and shared power of Vanguard to dispose or direct the disposition of 49,411 shares. The business address of Vanguard is 100 Vanguard Boulevard, Malvern, PA 19355.

(4)

The information is reported based on a Schedule 13G/A filed with the SEC on February 10, 2023 reporting the beneficial ownership of Dimensional Fund Advisors LP (“Dimensional”) and the sole power to vote or direct the vote of 2,039,184 shares and sole power to dispose or direct the disposition of 2,071,892 shares. Dimensional is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. All securities reported in this schedule are owned by the funds advised by Dimensional. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional is Building One, 6300 Bee Cave Road, Building One, Austin, TX 78746.

(5)

The information reported is based on a Schedule 13G/A filed with the SEC on January 31, 2023, reporting sole power of Victory Capital Management Inc. (“Victory”) to vote or direct the vote of 1,772,267 shares and sole power to dispose or direct the disposition of 1,786,653 shares. The business address of Victory is 4900 Tiedeman Road, 4th Floor, Brooklyn, OH 44144.

(6)

The information reported is based on a Schedule 13G/A filed with the SEC on January 25, 2023, reporting sole power of Pzena Investment Management, LLC (“Pzena”) to vote or direct the vote of 1,185,114 shares and sole power to dispose or direct the disposition of 1,541,255 shares. The business address of Pzena is 320 Park Avenue, 8th Floor, New York, NY 10022.

(7)

Includes 83,464 shares pursuant to options which will become exercisable by November 30, 2023. Includes 704,323 shares issuable pursuant to exercisable options. Does not include 117,615 shares underlying unvested restricted stock units that will not vest by November 30, 2023. Includes 16,875 restricted stock units that will vest by November 30, 2023.

(8)

Includes 29,458 shares pursuant to options which will become exercisable by November 30, 2023. Includes 59,808 shares issuable pursuant to exercisable options. Does not include 64,679 shares underlying unvested restricted stock units that will not vest by November 30, 2023. Includes 11,251 restricted stock units that will vest by November 30, 2023.

(9)	Does not include 17,023 shares underlying unvested restricted stock units that will not become exercisable by November 30, 2023.
(10)	Does not include 49,927 shares underlying unvested restricted stock units that will not become exercisable by November 30, 2023.
(11)	Does not include 19,729 shares underlying unvested restricted stock units that will not become exercisable by November 30, 2023.
(12)

Includes 764,131 shares issuable pursuant to exercisable options, 112,922 shares pursuant to which options which will become exercisable by November 30, 2023 and includes 16,875 shares underlying vested restricted stock units that will vest by November 30, 2023.

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

We are not aware of any related-party transaction since the beginning of fiscal 2023 required to be reported under our policy or applicable SEC rules for which our policies and procedures did not require review or for which such policies and procedures were not followed.

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

Item 14. Principal Accountant Fees and Services

Fees

As reflected in the table below, we incurred fees in fiscal 2023 and 2022 for services performed by Grant Thornton related to such periods.

	Year Ended June 30, 2023	Year Ended June 30, 2022
Audit Fees	$1,895,927	$1,670,906
Tax Fees	209,941	458,500

Total Fees	$2,105,868	$2,129,406

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

Audit Committee’s Pre-Approval Policies and Procedures

It is the policy of the Audit Committee to pre-approve all audit and permitted non-audit services proposed to be performed by our independent auditor. All audit and permitted non-audit services performed in fiscal 2023 were pre-approved by the Audit Committee. The process for such pre-approval is typically as follows: Audit Committee pre-approval is sought at one of the Audit Committee’s regularly scheduled meetings following the presentation of information at such meeting detailing the particular services proposed to be performed. The authority to pre-approve non-audit services may be delegated by the Audit Committee, pursuant to guidelines approved by the Audit Committee, to one or more members of the Audit Committee. None of the services described above were approved by the Audit Committee pursuant to the exception provided by the Exchange Act rules.

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

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date

2.1		Letter Agreement between Registrant and Intersmart Comércio Importação Exportação de Equipamentos Eletrônicos, S.A., dated August 14, 2014		8-K	10.1	8/15/2014

2.2		Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015

2.3	+	Sale and Purchase Agreement, dated November 12, 2020, by and among ScanSource Europe C.V. and SSE Services Holdings, LLC		8-K	2.1	11/13/2020

3.1		Second Amended and Restated Articles of Incorporation and Articles of Amendment		8-K	3.1	1/27/2022

3.2		Amended and Restated Bylaws		8-K	3.2	1/27/2022

4.1		Form of Common Stock Certificate		SB-2	4.1	2/7/1994

4.2		Description of Securities		10-K	4.2	8/22/2019

		Executive Compensation Plans and Arrangements

10.1		ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021		10-Q	10.3	5/10/2021

10.2		2013 Long-Term Incentive Plan		S-8	99	12/5/2013

10.3		ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan		10-K	10.3	8/22/2023

10.4		Employee Stock Purchase Plan		S-8	99	12/5/2013

10.5		Founder’s Supplemental Executive Retirement Plan Agreement		10-Q	10.2	5/6/2011

10.6		Executive Severance Plan		8-K	10.3	6/21/2017

10.7		ScanSource, Inc. Management Incentive Plan		10-K	10.7	8/22/2023

10.8		Form of Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.1	2/6/2014

10.9		Form of Director Restricted Stock Unit Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.2	2/6/2014

10.10		Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date

10.11	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014

10.12	Form of Other Stock Based Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.33	8/28/2014

10.13	Form of Performance and Service - Based Restricted Stock Unit Award Certificate under ScanSource Inc. 2013 Long-Term Incentive Plan		10-K	10.34	8/28/2014

10.14	Form of Restricted Stock Unit Award (Performance and Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.1	12/8/2017

10.15	Form of Restricted Stock Unit Award (Service-Based) under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.2	12/8/2017

10.16	Form of Non-Qualified Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.3	12/8/2017

10.17	Form of Incentive Stock Option Agreement under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.4	12/8/2017

10.18	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur		8-K	10.1	6/21/2017

10.19	Employment Letter, dated September 17, 2019 of John C. Eldh		10-K	10.26	8/24/2021

10.20	Severance Plan for John C. Eldh		10-K	10.27	8/24/2021

10.21	Separation Agreement and General Release, dated as of September 22, 2023, by and between the Company and John C. Eldh		8-K	10.1	9/26/2023

10.22	Employment Letter, dated November 16, 2020, of Stephen T. Jones		10-Q	10.1	2/2/2021

10.23	Employment Letter, dated February 9, 2023 of Shana C. Smith	X

10.24	Employment Letter, dated May 6, 2021 of Rachel A. Hayden		10-K	10.29	8/24/2021

10.25	ScanSource, Inc. 2022 Board of Directors Compensation Program		10-K	10.28	8/23/2022

10.26	First Amendment to Nonqualified Deferred Compensation Plan		8-K	10.1	11/30/2018

10.27	Form of Director Restricted Stock Award Certificate for grants on or after January 1, 2019 under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.2	11/30/2018

10.28	Form of Director Restricted Stock Unit Certificate for grants on or after January 1, 2019 under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.3	11/30/2018

10.29	Form of Director Restricted Stock Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.4	11/30/2018

10.30	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.5	11/30/2018

10.31	Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		8-K	10.1	1/30/2020

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date

10.32		Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K/A	10.37	10/26/2021

10.33		Form of Restricted Stock Unit Award Certificate under the ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.38	8/24/2021

10.34		Form of Employee Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.2	1/27/2022

10.35		Form of Director Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.3	1/27/2022

10.36		Form of Restricted Stock Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.4	1/27/2022

10.37		Form of Director Restricted Stock Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.5	1/27/2022

10.38		Form of Employee Restricted Stock Award Certificate (Performance and Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.6	1/27/2022

10.39		Form of Incentive Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.7	1/27/2022

10.40		Form of Non-Qualified Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.8	1/27/2022

10.41		Form of Director Stock Award Certificate (Stock) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.9	1/27/2022

		Bank Agreements

10.42		Third Amended and Restated Credit Agreement		8-K	10.1	9/29/2022

		Other Agreements

10.43	+	Industrial Lease Agreement dated April 27, 2007 between Registrant and Industrial Developments International, Inc.		10-K	10.40	8/24/2021

10.44	+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.41	8/24/2021

10.45		Fourth Amendment to Industrial Lease Agreement		10-Q	10.1	5/9/2019

10.46	+	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.		10-K	10.38	8/22/2019

10.47	+	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.39	8/22/2019

10.48	+	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/22/2019

10.49	+	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/22/2019

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date

10.50	+	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.42	8/22/2019

10.51		Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.43	8/22/2019

10.52	+	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.44	8/22/2019

10.53		Amendment No. 12 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.45	8/22/2019

10.54		Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.46	8/22/2019

10.55		Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.47	8/22/2019

10.56		Amendment No. 16 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.1	5/10/2021

Exhibit Number		Description	Filed herewith	Form	Exhibit	Filing Date

10.57		Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/10/2021

10.58		Amendment No. 18 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.1	5/9/2023

10.59		Amendment No. 19 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/9/2023

10.60		Amendment No. 20 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.58	8/22/2023

10.61		Amendment No. 21 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.59	8/22/2023

10.62	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019

10.63	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019

10.64	+	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019

10.65	+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.)		10-K	10.58	8/24/2021

10.66	+	Amendment to PartnerEmpower Distribution Agreement with Zebra		10-K	10.59	8/24/2021

10.67		Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016

10.68	+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.61	8/24/2021

10.69	+	Addendum to Zebra PartnerConnect Distributor Agreement		10-Q	10.2	5/9/2019

10.70		Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020

10.71		Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.64	8/24/2021

21.1		Subsidiaries of the Company		10-K	21.1	8/22/2023

23.1		Consent of Grant Thornton LLP		10-K	23.1	8/22/2023

31.1		Certification of the Chief Executive Officer	X

31.2		Certification of the Chief Financial Officer	X

32.1		Certification of the Chief Executive Officer		10-K	32.1	8/22/2023

32.2		Certification of the Chief Financial Officer		10-K	32.2	8/22/2023

104		Cover page Inline XBRL File (formatted as Inline XBRL)	X

+	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-26926.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 24, 2023

SCANSOURCE, INC.

By:	/s/ Michael L. Baur
Michael L. Baur
Chair and Chief Executive Officer