Form 10-Q
period 2023-09-30
SCANSOURCE, INC.
filed 2023-11-09
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2023
Common Stock, no par value per share	24,966,931 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2023

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, relationships with the Company's key suppliers and sales partners or a termination or a significant modification of the terms under which it operates with such suppliers and sales partners, changes in the Company's operating strategy and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2023.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$42,647	$36,178
Accounts receivable, less allowance of $19,570 at September 30, 2023 and $15,480 at June 30, 2023	691,669	753,236
Inventories	656,170	757,574
Prepaid expenses and other current assets	116,949	110,087
Total current assets	1,507,435	1,657,075
Property and equipment, net	36,745	37,379
Goodwill	215,152	216,706
Identifiable intangible assets, net	63,675	68,495
Deferred income taxes	16,421	17,764
Other non-current assets	59,107	70,750
Total assets	$1,898,535	$2,068,169
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$617,594	$691,119
Accrued expenses and other current liabilities	67,138	78,892
Income taxes payable	8,108	9,875
Current portion of long-term debt	8,209	6,915
Total current liabilities	701,049	786,801
Deferred income taxes	3,679	3,816
Long-term debt, net of current portion	141,774	144,006
Borrowings under revolving credit facility	98,125	178,980
Other long-term liabilities	38,655	49,268
Total liabilities	983,282	1,162,871
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 24,960,231 and 24,844,203 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	59,501	58,241
Retained earnings	952,110	936,678
Accumulated other comprehensive loss	(96,358)	(89,621)
Total shareholders’ equity	915,253	905,298
Total liabilities and shareholders’ equity	$1,898,535	$2,068,169

June 30, 2023 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2023	2022
Net sales	$876,305	$943,813
Cost of goods sold	769,797	830,328
Gross profit	106,508	113,485
Selling, general and administrative expenses	75,436	71,593
Depreciation expense	2,795	2,763
Intangible amortization expense	4,193	4,241
Operating income	24,084	34,888
Interest expense	5,585	3,448
Interest income	(1,325)	(1,589)
Other expense, net	677	746
Income before income taxes	19,147	32,283
Provision for income taxes	3,715	8,241
Net income	$15,432	$24,042

Per share data:
Net income per common share, basic	$0.62	$0.95
Weighted-average shares outstanding, basic	24,886	25,201

Net income per common share, diluted	$0.61	$0.94
Weighted-average shares outstanding, diluted	25,178	25,451

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2023	2022
Net income	$15,432	$24,042
Unrealized gain on hedged transaction, net of tax	153	1,879
Foreign currency translation adjustment	(6,890)	(7,217)
Comprehensive income	$8,695	$18,704

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	24,844,203	$58,241	$936,678	$(89,621)	$905,298
Net income	—	—	15,432	—	15,432
Unrealized gain on hedged transaction, net of tax	—	—	—	153	153
Foreign currency translation adjustment	—	—	—	(6,890)	(6,890)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	116,028	(1,510)	—	—	(1,510)
Share-based compensation	—	2,770	—	—	2,770
Balance at September 30, 2023	24,960,231	$59,501	$952,110	$(96,358)	$915,253

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$15,432	$24,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,217	7,228
Amortization of debt issue costs	96	289
Provision for doubtful accounts	4,157	125
Share-based compensation	2,769	2,316
Deferred income taxes	1,303	2,274
Finance lease interest	15	2
Changes in operating assets and liabilities:
Accounts receivable	53,284	(18,799)
Inventories	99,630	(62,192)
Prepaid expenses and other assets	(7,743)	14,690
Other non-current assets	11,227	(9,469)
Accounts payable	(70,292)	(1,053)
Accrued expenses and other liabilities	(21,764)	(13,168)
Income taxes payable	(1,798)	5,256
Net cash provided by (used in) operating activities	93,533	(48,459)
Cash flows from investing activities:
Capital expenditures	(2,315)	(684)
Net cash used in investing activities	(2,315)	(684)
Cash flows from financing activities:
Borrowings on revolving credit, net of expenses	588,570	579,011
Repayments on revolving credit, net of expenses	(669,424)	(542,147)
(Repayments) borrowings on long-term debt, net	(938)	18,402
Repayments on finance lease obligation	(191)	(303)
Debt issuance costs	—	(1,407)
Exercise of stock options	72	10
Taxes paid on settlement of equity awards	(1,582)	(596)
Net cash (used in) provided by financing activities	(83,493)	52,970
Effect of exchange rate changes on cash and cash equivalents	(1,256)	(1,342)
Increase in cash and cash equivalents	6,469	2,485
Cash and cash equivalents at beginning of period	36,178	37,987
Cash and cash equivalents at end of period	$42,647	$40,472

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale ("POS"), payments, networking, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates in the United States, Canada, Brazil and the United Kingdom ("UK"). The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on technology type and are generally related to technology devices and communication, connectivity and cloud services, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at September 30, 2023 and June 30, 2023, the results of operations for the quarters ended September 30, 2023 and 2022, the condensed consolidated statements of comprehensive income for the quarters ended September 30, 2023 and 2022, the condensed consolidated statements of shareholders' equity for the quarters ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the quarters ended September 30, 2023 and 2022. The results of operations for the quarter ended September 30, 2023 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Unless otherwise indicated, disclosures provided in the Notes pertain to continuing operations only.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2023 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $10.3 million and $8.0 million are included in accounts payable on the condensed consolidated balance sheets at September 30, 2023 and June 30, 2023, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.8 million for the quarters ended September 30, 2023 and 2022. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.2 million for the quarters ended September 30, 2023 and 2022. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.2 million for the quarters ended September 30, 2023 and 2022.

Recent Accounting Pronouncements

In July 2023, the Securities and Exchange Commission issued final rules that require new and enhanced disclosures on cybersecurity risk management, strategy, governance, and incident reporting. Under the final rules, companies must report material cybersecurity incidents within four business days of determining the incident is material on Form 8-K. As additional information about the material aspects of the previously reported incidents become available, a Form 8-K/A must be filed with the additional disclosures. These disclosure requirements on Form 8-K are effective beginning December 18, 2023. For fiscal years ending on or after December 15, 2023, companies must disclose their cybersecurity processes, management's role in cybersecurity governance, and cybersecurity oversight by the Board of Directors on Form 10-K.

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

The changes in the allowance for doubtful accounts for the three months ended September 30, 2023 are set forth in the table below.

	June 30, 2023	Amounts Charged to Expense	Write-offs	Other (1)	September 30, 2023
	(in thousands)
Trade accounts and current notes receivable allowance	$15,480	$4,157	$(594)	$527	$19,570
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the three months ended September 30, 2023.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended September 30, 2023
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$509,570	$346,232	$855,802
Intelisys connectivity and cloud	—	20,503	20,503
	$509,570	$366,735	$876,305

	Quarter ended September 30, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$576,329	$348,631	$924,960
Intelisys connectivity and cloud	—	18,853	18,853
	$576,329	$367,484	$943,813

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$15,432	$24,042
Denominator:
Weighted-average shares, basic	24,886	25,201
Dilutive effect of share-based payments	292	250
Weighted-average shares, diluted	25,178	25,451

Net income per common share, basic	$0.62	$0.95
Net income per common share, diluted	$0.61	$0.94

For the quarters ended September 30, 2023 and 2022, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 854,893 and 1,128,445, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	September 30, 2023	June 30, 2023
	(in thousands)
Foreign currency translation adjustment	$(100,026)	$(93,136)
Unrealized gain on hedged transaction, net of tax	3,668	3,515
Accumulated other comprehensive loss	$(96,358)	$(89,621)

The tax effect of amounts in comprehensive loss reflect a tax (benefit) expense as follows:

	Quarter ended September 30,
	2023	2022
	(in thousands)
Tax (benefit) expense	$(54)	$414

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the quarter ended September 30, 2023, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2023	$16,370	$200,336	$216,706
Foreign currency translation adjustment	—	(1,554)	(1,554)
Balance at September 30, 2023	$16,370	$198,782	$215,152

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2023.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2023	$68,495
Amortization expense	(4,193)
Foreign currency translation adjustment	(627)
Balance at September 30, 2023	$63,675

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at September 30, 2023 and June 30, 2023.

	September 30, 2023	June 30, 2023
	(in thousands)
Current portion of long-term debt	$8,209	$6,915
Mississippi revenue bond, net of current portion	3,024	3,381
Senior secured term loan facility, net of current portion	138,750	140,625
Borrowings under revolving credit facility	98,125	178,980
Total debt	$248,108	$329,901

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

During the quarter ended September 30, 2023, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of September 30, 2023 was 1.50%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect at September 30, 2023 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at September 30, 2023.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three month periods ended September 30, 2023 and 2022 was $200.9 million and $200.5 million, respectively. There was $251.9 million and $171.0 million available for additional borrowings as of September 30, 2023 and June 30, 2023, respectively. The effective interest rates for the revolving line of credit were 6.92% and 6.74% as of September 30, 2023 and June 30, 2023, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2023 or June 30, 2023.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement. Starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At September 30, 2023, the Company was in compliance with all covenants under this bond. The interest rates at September 30, 2023 and June 30, 2023 were 6.28% and 6.11%, respectively.

Debt Issuance Costs

At September 30, 2023, net debt issuance costs associated with the credit facility and bond totaled $1.5 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $34.4 million and $34.3 million for the exchange of foreign currencies at September 30, 2023 and June 30, 2023, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarter ended September 30, 2023 and 2022 are as follows:

	Quarter ended
	September 30,
	2023	2022
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(368)	$438
Net foreign currency transactional and re-measurement losses	1,064	484
Net foreign currency exchange losses	$696	$922

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

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarter ended September 30, 2023 and 2022.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarter ended September 30, 2023 and 2022, are as follows:

	Quarter ended
	September 30,
	2023	2022
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(759)	$32
Unrealized gain in fair value of interest rate swap	974	2,500
Net increase in accumulated other comprehensive income	215	2,532
Income tax effect	62	653
Net increase in accumulated other comprehensive income, net of tax	$153	$1,879

The Company used the following derivative instruments at September 30, 2023 and June 30, 2023, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2023		June 30, 2023
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	—	$27	—	$1
Foreign currency hedge	Prepaid expenses and other current assets	—	—	$100	—
Interest rate swap agreement	Other non-current assets	$4,902	—	$4,687	—
Derivative liabilities:
Foreign currency hedge	Accrued expenses and other current liabilities	$108	—	—	—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at September 30, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$28,773	$28,773	$—
Forward foreign currency exchange contracts	27	—	27
Interest rate swap agreement	4,902	—	4,902
Total assets at fair value	$33,702	$28,773	$4,929
Liabilities:
Deferred compensation plan investments, current and non-current portion	$28,773	$28,773	$—
Foreign currency hedge	108	—	108
Total liabilities at fair value	$28,881	$28,773	$108

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$28,209	$28,209	$—
Forward foreign currency exchange contracts	1	—	1
Foreign currency hedge	100	—	100
Interest rate swap agreement	4,687	—	4,687
Total assets at fair value	$32,997	$28,209	$4,788
Liabilities:
Deferred compensation plan investments, current and non-current portion	$28,229	$28,229	$—
Total liabilities at fair value	$28,229	$28,229	$—

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

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2023	2022
	(in thousands)
Sales:
Specialty Technology Solutions	$509,570	$576,329
Modern Communications & Cloud	366,735	367,484
	$876,305	$943,813
Depreciation and amortization:
Specialty Technology Solutions	$2,756	$2,702
Modern Communications & Cloud	3,741	3,649
Corporate	720	877
	$7,217	$7,228
Operating income (loss):
Specialty Technology Solutions	$11,872	$21,852
Modern Communications & Cloud	12,413	13,036
Corporate	(201)	—
	$24,084	$34,888
Capital expenditures:
Specialty Technology Solutions	$(1,261)	$(195)
Modern Communications & Cloud	(1,054)	(489)
	$(2,315)	$(684)
Sales by Geography Category:
United States and Canada	$792,464	$861,602
International	85,305	84,275
Less intercompany sales	(1,464)	(2,064)
	$876,305	$943,813

	September 30, 2023	June 30, 2023
	(in thousands)
Assets:
Specialty Technology Solutions	$1,016,749	$1,104,103
Modern Communications & Cloud	881,786	964,066
Corporate	—	—
	$1,898,535	$2,068,169
Property and equipment, net by Geography Category:
United States and Canada	$26,023	$27,323
International	10,722	10,056
	$36,745	$37,379

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2027. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at September 30, 2023 and the consolidated financial statements at June 30, 2023.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at September 30, 2023 and June 30, 2023:

		September 30, 2023	June 30, 2023
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$11,775	$12,539
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,270	$4,355
Long-term operating lease liabilities	Other long-term liabilities	$8,569	$9,329

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarter ended September 30, 2023 and 2022. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended September 30,
	2023	2022
	(in thousands)
Operating lease cost	$1,209	$1,286
Variable lease cost	383	344
	$1,592	$1,630

Supplemental cash flow information related to the Company's operating leases for the three months ended September 30, 2023 and 2022 are presented in the table below:

	Quarter ended
	September 30,
	2023	2022
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$1,412	$1,339
Right-of-use assets obtained in exchange for lease obligations	230	111

The weighted-average remaining lease term and discount rate at September 30, 2023 are presented in the table below:

September 30, 2023
Weighted-average remaining lease term	3.41 years
Weighted-average discount rate	4.58%

The following table presents the maturities of the Company's operating lease liabilities at September 30, 2023:

Operating leases
(in thousands)
2024	$3,769
2025	3,677
2026	3,096
2027	2,678
2028	632
Thereafter	—
Total future payments	13,852
Less: amounts representing interest	1,013
Present value of lease payments	$12,839
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.4 million at September 30, 2023 and June 30, 2023.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$16	$16
Other non-current assets	$3,994	$4,150
Liabilities
Accrued expenses and other current liabilities	$16	$16
Other long-term liabilities	$3,994	$4,150

(13) Income Taxes

Income taxes for the quarters ended September 30, 2023 and 2022 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended September 30, 2023, a discrete net tax benefit of $1.5 million was recorded for additional foreign tax credits permitted for the 2023 fiscal year as a result of the issuance of IRS Notice 2023-55. During the quarter ended September 30, 2022, a discrete net tax benefit of $0.5 million was recorded, which is primarily attributable to a notional interest deduction on the net equity of the Company's Brazilian subsidiary.

The Company’s effective tax rate of 19.4% for the quarter ended September 30, 2023, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, state income taxes, and discrete items. The Company's effective tax rate was 25.5% for the quarter ended September 30, 2022.

As of September 30, 2023, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the quarter ended September 30, 2023, foreign subsidiaries did not repatriate cash to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.2 million of total gross unrecognized tax benefits at September 30, 2023 and June 30, 2023. Of this total at September 30, 2023, approximately $1 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At September 30, 2023 and June 30, 2023, the Company had approximately $1.2 million accrued for interest and penalties.

The Company conducts business globally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for the years before June 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from more than 500 leading suppliers of mobility, barcode, POS, payments, physical security, networking, unified communications, collaboration, connectivity and cloud services to our approximately 30,000 customers located in the United States, Canada, Brazil, the UK and Europe.

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate in the United States, Canada, Brazil and the UK and consist of the following:

•Specialty Technology Solutions
•Modern Communications & Cloud

We sell hardware, SaaS, connectivity and cloud services from leading technology suppliers to customers that solve end users' challenges. We operate distribution facilities that support our United States and Canada business in Mississippi, California and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

Our key suppliers include AT&T, Aruba/HPE, Avaya, Axis, Cisco, Comcast Business, Dell, Extreme, Five9, Hanwha, Honeywell, Ingenico, Lumen, Microsoft, NCR, Poly HP, RingCentral, Verifone, Verizon, Zebra Technologies and Zoom.

Our Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating hybrid technology solutions through a growing ecosystem of partners by leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our customers, suppliers and employees through operational excellence. Our hybrid distribution strategy relies on a channel sales model to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to customers that solve end users’ challenges. ScanSource enables customers to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our customers access to additional services. As a trusted adviser to our customers, we provide solutions through our strong understanding of end user needs.

Results of Operations

Net Sales

We have two reportable segments, which are based on technology type. The following tables summarize our net sales results by business segment and by geographic location for the quarters ended September 30, 2023 and 2022:

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2023	2022	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$509,570	$576,329	$(66,759)	(11.6)%	(11.7)%
Modern Communications & Cloud	366,735	367,484	(749)	(0.2)%	(1.5)%
Total net sales	$876,305	$943,813	$(67,508)	(7.2)%	(7.7)%

(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. For the quarter ended September 30, 2023, net sales for the Specialty Technology Solutions segment decreased $66.8 million, or 11.6%, compared to the prior-year period. Excluding the foreign exchange positive impact, adjusted net sales decreased $67.7 million, or 11.7% for the quarter ended September 30, 2023, compared to the prior-year period. The decrease in net sales and adjusted net sales is primarily due to lower sales volumes in mobility and barcoding, partially offset by increased networking and security sales.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil and the UK. For the quarter ended September 30, 2023, net sales for the Modern Communications & Cloud segment decreased $0.7 million, or 0.2%, compared to the prior-year period. Excluding the foreign exchange positive impact, adjusted net sales decreased $5.4 million, or 1.5%, for the quarter ended September 30, 2023, compared to the prior-year period. The decrease in net sales and adjusted net sales for the quarter is primarily due to lower sales volumes in our communications hardware, partially offset by growth in Cisco products. Intelisys net billings increased to approximately $2.51 billion annualized, and Intelisys net sales for the quarter ended September 30, 2023 increased 8.8% year-over-year.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2023	2022	$ Change	% Change
	(in thousands)
United States and Canada	$791,000	$859,538	$(68,538)	(8.0)%	(8.0)%
International	85,305	84,275	1,030	1.2%	(5.4)%
Total net sales	$876,305	$943,813	$(67,508)	(7.2)%	(7.7)%

(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following table summarizes our gross profit for the quarters ended September 30, 2023 and 2022:

	Quarter ended September 30,				% of Net Sales September 30,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$49,183	$58,404	$(9,221)	(15.8)%	9.7%	10.1%
Modern Communications & Cloud	57,325	55,081	2,244	4.1%	15.6%	15.0%
Gross profit	$106,508	$113,485	$(6,977)	(6.1)%	12.2%	12.0%

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

Specialty Technology Solutions

For the quarter ended September 30, 2023, gross profit dollars for the Specialty Technology Solutions segment decreased $9.2 million, or 15.8% compared to the prior year period. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $6.8 million. Gross profit margin decreased 48 basis points over the prior year to 9.7%. Gross margin mix negatively impacted gross profit by $2.5 million, largely from decreased vendor program recognition and a less favorable sales mix.

Modern Communications & Cloud

For the quarter ended September 30, 2023, gross profit dollars for the Modern Communications & Cloud segment increased $2.2 million, or 4.1%. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $0.1 million. Gross profit margin increased 64 basis points over the prior year to 15.6%. Gross margin mix positively impacted gross profit by $2.4 million, driven by higher vendor program recognition.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2023 and 2022:

	Quarter ended September 30,				% of Net Sales September 30,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Selling, general and administrative expenses	$75,436	$71,593	$3,843	5.4%	8.6%	7.6%
Depreciation expense	2,795	2,763	32	1.2%	0.3%	0.3%
Intangible amortization expense	4,193	4,241	(48)	(1.1)%	0.5%	0.4%
Operating expenses	$82,424	$78,597	$3,827	4.9%	9.4%	8.3%

Selling, general and administrative expenses ("SG&A") increased by $3.8 million, or 5.4%, for the quarter ended September 30, 2023, compared to the prior-year period. The increase for the quarter ended September 30, 2023 is primarily attributable to higher bad debt expense, due to increases in specific customer reserves.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2023 and 2022:

	Quarter ended September 30,				% of Net Sales September 30,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$11,872	$21,852	$(9,980)	(45.7)%	2.3%	3.8%
Modern Communications & Cloud	12,413	13,036	(623)	(4.8)%	3.4%	3.5%
Corporate	(201)	—	(201)	nm*	nm*	nm*
Operating income	$24,084	$34,888	$(10,804)	(31.0)%	2.7%	3.7%

*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $10.0 million, or 45.7% for the quarter ended September 30, 2023, compared to the prior-year period. Operating margin decreased to 2.3% for the quarter ended September 30, 2023. The decrease in operating income and margin for the quarter is primarily due to lower gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income decreased $0.6 million for the quarter ended September 30, 2023 compared to the prior-year period. Operating margin decreased to 3.4% for the quarter ended September 30, 2023. The decrease in operating income and margin is primarily attributable due to higher bad debt expense, due to increases in specific customer reserves.

Corporate

For the quarter ended September 30, 2023, Corporate operating loss of $0.2 million represents cyberattack restoration costs.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters ended September 30, 2023 and 2022:

	Quarter ended September 30,				% of Net Sales September 30,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Interest expense	$5,585	$3,448	$2,137	62.0%	0.6%	0.4%
Interest income	(1,325)	(1,589)	264	(16.6)%	(0.2)%	(0.2)%
Net foreign exchange losses	696	922	(226)	(24.5)%	0.1%	0.1%
Other, net	(19)	(176)	157	(89.2)%	(0.0)%	(0.0)%
Total other expense, net	$4,937	$2,605	$2,332	89.5%	0.6%	0.3%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter ended September 30, 2023 compared to the prior-year periods, primarily from higher interest rates and higher average borrowings on our multi-currency revolving credit facility.

Interest income for the quarter ended September 30, 2023 was generated on interest-bearing investments in Brazil and customer receivables.

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

Provision for Income Taxes

For the quarter ended September 30, 2023, income tax expense was $3.7 million reflecting an effective tax rate of 19.4%. In comparison, for the quarter ended September 30, 2022, income tax expense was $8.2 million, reflecting an effective tax rate of 25.5%. The decrease in the effective tax rate for the quarter is primarily due to discrete items. A discrete tax benefit of $1.5 million was recognized in the September 30, 2023 quarter, primarily attributable to the additional foreign tax credits permitted for the 2023 fiscal year as a result of the issuance of IRS Notice 2023-55. We expect the effective tax rate, excluding discrete items, for fiscal year 2024 to be approximately 26.6% to 27.6%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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

Adjusted EBITDA starts with net income and adds back interest expense, income tax expense, depreciation expense, amortization of intangible assets, share-based compensation expense, and other non-GAAP adjustments. Since adjusted EBITDA excludes some non-cash costs of investing in our business and people, we believe that adjusted EBITDA shows the profitability from our business operations more clearly.
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended September 30, 2023 and 2022, respectively:

	Quarter ended September 30,
	2023	2022
Adjusted return on invested capital ratio, annualized (a)	11.0%	15.6%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2023	2022
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$15,432	$24,042
Plus: Interest expense	5,585	3,448
Plus: Income taxes	3,715	8,241
Plus: Depreciation and amortization	7,217	7,228
EBITDA (non-GAAP)	31,949	42,959
Plus: Share-based compensation	2,769	2,316
Plus: Cyberattack restoration costs	201	—
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$34,919	$45,275

	Quarter ended September 30,
	2023	2022
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$905,298	$806,528
Equity – end of the quarter	915,253	827,004
Plus: Share-based compensation, net	2,068	1,718
Plus: Cyberattack restoration costs, net	150	—
Average equity	911,385	817,625
Average funded debt (a)	352,897	336,428
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,264,282	$1,154,053

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

Net Sales by Segment:
	Quarter ended September 30,
	2023	2022	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$509,570	$576,329	$(66,759)	(11.6)%
Foreign exchange impact (a)	(934)	—
Non-GAAP net sales, constant currency	$508,636	$576,329	$(67,693)	(11.7)%

Modern Communications & Cloud:
Net sales, reported	$366,735	$367,484	$(749)	(0.2)%
Foreign exchange impact (a)	(4,677)	—
Non-GAAP net sales, constant currency	$362,058	$367,484	$(5,426)	(1.5)%

Consolidated:
Net sales, reported	$876,305	$943,813	$(67,508)	(7.2)%
Foreign exchange impact (a)	(5,611)	—
Non-GAAP net sales, constant currency	$870,694	$943,813	$(73,119)	(7.7)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2023 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2022.

Net Sales by Geography:
	Quarter ended September 30,
	2023	2022	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$791,000	$859,538	$(68,538)	(8.0)%

International:
Net sales, reported	$85,305	$84,275	$1,030	1.2%
Foreign exchange impact (a)	(5,611)	—
Non-GAAP net sales, constant currency	$79,694	$84,275	$(4,581)	(5.4)%

Consolidated:
Net sales, reported	$876,305	$943,813	$(67,508)	(7.2)%
Foreign exchange impact (a)	(5,611)	—
Non-GAAP net sales, constant currency	$870,694	$943,813	$(73,119)	(7.7)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2023 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2022.

Operating Income by Segment:
	Quarter ended September 30,				% of Net Sales September 30,
	2023	2022	$ Change	% Change	2023	2022
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$11,872	$21,852	$(9,980)	(45.7)%	2.3%	3.8%
Adjustments:
Amortization of intangible assets	1,261	1,341	(80)
Non-GAAP operating income	$13,133	$23,193	$(10,060)	(43.4)%	2.6%	4.0%

Modern Communications & Cloud:
GAAP operating income	$12,413	$13,036	$(623)	(4.8)%	3.4%	3.5%
Adjustments:
Amortization of intangible assets	2,932	2,900	32
Non-GAAP operating income	$15,345	$15,936	$(591)	(3.7)%	4.2%	4.3%

Corporate:
GAAP operating loss	$(201)	$—	$(201)	nm*	nm*	nm*
Adjustments:
Cyberattack restoration costs	201	—	201
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$24,084	$34,888	$(10,804)	(31.0)%	2.7%	3.7%
Adjustments:
Amortization of intangible assets	4,193	4,241	(48)
Cyberattack restoration costs	201	—	201
Non-GAAP operating income	$28,478	$39,129	$(10,651)	(27.2)%	3.2%	4.1%
(a) Recovery of prior period withholding taxes in Brazil

Additional Non-GAAP Metrics

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP SG&A expenses, non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to acquisitions, cyberattack restoration costs and other non-GAAP adjustments. These year-over-year metrics include the translation impact of changes in foreign currency exchange rates. These metrics are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of the aforementioned metrics adjusted for the costs and charges mentioned above:

	Quarter ended September 30, 2023
	GAAP Measure	Intangible amortization expense	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$75,436	—	$(201)	$75,235
Operating income	24,084	4,193	201	28,478
Pre-tax income	19,147	4,193	201	23,541
Net income	15,432	3,146	150	18,728
Diluted EPS	$0.61	$0.12	$0.01	$0.74

	Quarter ended September 30, 2022
	GAAP Measure	Intangible amortization expense	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$71,593	—	—	$71,593
Operating income	34,888	4,241	—	39,129
Pre-tax income	32,283	4,241	—	36,524
Net income	24,042	3,161	—	27,203
Diluted EPS	$0.94	$0.12	—	$1.07

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our $350 million revolving credit facility. Our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors, cash generated from operations and revolving lines of credit. In general, as our sales volume increases, our net investment in working capital increases, which typically results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which typically results in increased cash flow from operating activities.

Our cash and cash equivalents balance totaled $42.6 million at September 30, 2023, compared to $36.2 million at June 30, 2023, including $31.3 million and $31.0 million held outside of the United States at September 30, 2023 and June 30, 2023, respectively. Checks released but not yet cleared in the amounts of $10.3 million and $8.0 million are included in accounts payable at September 30, 2023 and June 30, 2023, respectively.

We conduct business in North America, Brazil, and the UK where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital decreased $63.9 million to $806.4 million at September 30, 2023 from $870.3 million at June 30, 2023, primarily from decreases in inventory attributable to lower sales volume and our multi-quarter working capital improvement plan. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Quarter ended
	September 30,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$93,533	$(48,459)
Investing activities	(2,315)	(684)
Financing activities	(83,493)	52,970

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash provided by operating activities was $93.5 million for the quarter ended September 30, 2023, compared to $48.5 million used in operating activities in the prior-year quarter. Cash provided by operating activities for the quarter ended September 30, 2023 is attributable to decreases in inventory and accounts receivable, which decreased 13% and 8% respectively, compared to the beginning of the quarter. Cash used in operating activities for the quarter ended September 30, 2022 is primarily attributable to increases in inventory and accounts receivable, which increased 10% and 2%, respectively, compared to the beginning of the prior-year quarter.

The number of days sales outstanding ("DSO") was 71 days at September 30, 2023, compared to 72 days at June 30, 2023 and 71 days at September 30, 2022. Inventory turned 4.4 times during the quarter ended September 30, 2023, unchanged for the quarter ended June 30, 2023 and 5.1 times in the prior-year quarter ended September 30, 2022.

Cash used in investing activities for the quarter ended September 30, 2023 was $2.3 million, compared to $0.7 million used in investing activities in the prior-year quarter. Cash used in investing activities for the quarter ended September 30, 2023 and 2022 represents capital expenditures.

Management expects capital expenditures for fiscal year 2024 to range from $6.0 million to $8.0 million, primarily for IT investments and facility improvements.

For the quarter ended September 30, 2023, cash used in financing activities totaled $83.5 million, compared to $53.0 million provided by financing activities for the prior-year quarter. Cash used in financing activities for the quarter ended September 30, 2023 is primarily attributable to net repayments on the revolving credit facility. Cash provided by financing activities for the quarter ended September 30, 2022 is primarily attributable to net borrowings on the revolving credit facility.

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

During the quarter ended September 30, 2023, our borrowings under the credit facility were U.S. dollar loans. The spread in effect as of September 30, 2023 was 1.50% for SOFR-based loans and 0.50% for alternate base rate loans. The commitment fee rate in effect at September 30, 2023 was 0.25%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at September 30, 2023.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the quarters ended September 30, 2023 and 2022 was $200.9 million and $200.5 million, respectively. There was $251.9 million and $171.0 million available for additional borrowings as of September 30, 2023 and June 30, 2023, respectively. The effective interest rates for the revolving line of credit were 6.92% and 6.74% as of September 30, 2023 and June 30, 2023, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2023 or June 30, 2023. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Credit Facility as of September 30, 2023, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for a complete discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. No material changes have occurred to our market risks since June 30, 2023.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at September 30, 2023. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at September 30, 2023. During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2023, which could materially affect our business, financial condition and/or future operating results.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended September 30, 2023 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1 - 31, 2023	—	—	—	$ 66,157,077
August 1 - 31, 2023	50,305	$ 31.52	—	$ 66,157,077
September 1 - 30, 2023	—	—	—	$ 66,157,077
Total	50,305		—

(1) Includes 50,305 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the month of August 2023. There were no shares withheld during the months of July and September 2023.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended September 30, 2023, none of the Company, our directors or our officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933), except as follows:

On September 2, 2023, Michael Baur, our Chief Executive Officer and Chair of the Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and that provides for the sale of up to 427,001 shares of our common stock under Rule 144. The duration of such trading arrangement will be until November 20, 2024 (or earlier if all transactions under the trading arrangement had been completed or certain other events occurred).

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 20 to Cisco Nonexclusive Value Added Distributor Agreement

10.2	Amendment No. 21 to Cisco Nonexclusive Value Added Distributor Agreement

10.3
Separation Agreement and General Release, dated as of September 22, 2023, by and between the Company and John Eldh (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 26, 2023, File No. 000-26926)

31.1
Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Compensation Recovery Policy

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2023 and June 30, 2023; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2023 and 2022; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarters ended September 30, 2023 and 2022; (iv) the Condensed Consolidated Statements of Shareholder's Equity at September 30, 2023 and 2022; (v) the Condensed Consolidated Statements of Cash Flows for the quarters ended September 30, 2023 and 2022; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	November 9, 2023	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2023	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2023	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)