Form 10-Q
period 2023-12-31
SCANSOURCE, INC.
filed 2024-02-06
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2024
Common Stock, no par value per share	25,170,468 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2023

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$44,987	$36,178
Accounts receivable, less allowance of $19,243 at December 31, 2023 and $15,480 at June 30, 2023	662,799	753,236
Inventories	575,137	757,574
Prepaid expenses and other current assets	122,272	110,087
Total current assets	1,405,195	1,657,075
Property and equipment, net	36,546	37,379
Goodwill	208,214	216,706
Identifiable intangible assets, net	45,313	68,495
Deferred income taxes	19,478	17,764
Other non-current assets	66,059	70,750
Total assets	$1,780,805	$2,068,169
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$540,642	$691,119
Accrued expenses and other current liabilities	58,460	78,892
Income taxes payable	3,653	9,875
Current portion of long-term debt	7,857	6,915
Total current liabilities	610,612	786,801
Deferred income taxes	—	3,816
Long-term debt, net of current portion	139,899	144,006
Borrowings under revolving credit facility	20,878	178,980
Other long-term liabilities	55,815	49,268
Total liabilities	827,204	1,162,871
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 25,154,469 and 24,844,203 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	63,983	58,241
Retained earnings	984,836	936,678
Accumulated other comprehensive loss	(95,218)	(89,621)
Total shareholders’ equity	953,601	905,298
Total liabilities and shareholders’ equity	$1,780,805	$2,068,169

June 30, 2023 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$884,792	$1,011,241	$1,761,098	$1,955,054
Cost of goods sold	784,044	895,907	1,553,842	1,726,236
Gross profit	100,748	115,334	207,256	228,818
Selling, general and administrative expenses	66,921	69,074	142,356	140,667
Depreciation expense	2,964	2,678	5,759	5,441
Intangible amortization expense	4,037	4,150	8,230	8,391
Operating income	26,826	39,432	50,911	74,319
Interest expense	3,359	5,060	8,945	8,507
Interest income	(2,119)	(2,027)	(3,444)	(3,618)
Gain on sale of business	(14,533)	—	(14,533)	—
Other expense, net	73	207	750	955
Income before income taxes	40,046	36,192	59,193	68,475
Provision for income taxes	7,320	10,458	11,035	18,699
Net income	$32,726	$25,734	$48,158	$49,776

Per share data:
Net income per common share, basic	$1.31	$1.02	$1.93	$1.97
Weighted-average shares outstanding, basic	25,035	25,287	24,961	25,244

Net income per common share, diluted	$1.29	$1.01	$1.91	$1.96
Weighted-average shares outstanding, diluted	25,334	25,502	25,235	25,454

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income	$32,726	$25,734	$48,158	$49,776
Unrealized (loss) gain on hedged transaction, net of tax	(1,547)	3	(1,395)	1,882
Realized foreign currency gain on sale of business	3,805	—	3,805	—
Foreign currency translation adjustment	(1,118)	7,401	(8,007)	184
Comprehensive income	$33,866	$33,138	$42,561	$51,842

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	24,844,203	$58,241	$936,678	$(89,621)	$905,298
Net income	—	—	15,432	—	15,432
Unrealized gain on hedged transaction, net of tax	—	—	—	153	153
Foreign currency translation adjustment	—	—	—	(6,890)	(6,890)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	116,028	(1,510)	—	—	(1,510)
Share-based compensation	—	2,770	—	—	2,770
Balance at September 30, 2023	24,960,231	$59,501	$952,110	$(96,358)	$915,253
Net income	—	—	32,726	—	32,726
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,547)	(1,547)
Foreign currency translation adjustment	—	—	—	(1,118)	(1,118)
Realized foreign currency translation gain from disposal of a business	—	—	—	3,805	3,805
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	230,543	3,162	—	—	3,162
Common stock repurchased	(36,305)	(1,251)	—	—	(1,251)
Share-based compensation	—	2,571	—	—	2,571
Balance at December 31, 2023	25,154,469	$63,983	$984,836	$(95,218)	$953,601

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income	$48,158	$49,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of business	(14,533)	—
Depreciation and amortization	14,475	14,285
Amortization of debt issue costs	193	385
Provision for doubtful accounts	4,472	33
Share-based compensation	5,340	5,679
Deferred income taxes	(1,703)	932
Finance lease interest	46	24
Changes in operating assets and liabilities:
Accounts receivable	75,579	(49,541)
Inventories	182,168	(146,826)
Prepaid expenses and other assets	(11,576)	30,487
Other non-current assets	3,208	(7,168)
Accounts payable	(135,138)	33,820
Accrued expenses and other liabilities	(7,678)	(13,268)
Income taxes payable	(6,254)	6,036
Net cash provided by (used in) operating activities	156,757	(75,346)
Cash flows from investing activities:
Capital expenditures	(4,865)	(4,262)
Proceeds from sale of business, net of cash transferred	17,978	—
Net cash provided by (used in) investing activities	13,113	(4,262)
Cash flows from financing activities:
Borrowings on revolving credit, net of expenses	1,134,629	1,232,058
Repayments on revolving credit, net of expenses	(1,292,729)	(1,137,897)
(Repayments) borrowings on long-term debt, net	(3,165)	17,465
Repayments on finance lease obligation	(442)	(492)
Debt issuance costs	—	(1,407)
Exercise of stock options	4,309	634
Taxes paid on settlement of equity awards	(2,657)	(2,332)
Common stock repurchased	(1,251)	—
Net cash (used in) provided by financing activities	(161,306)	108,029
Effect of exchange rate changes on cash and cash equivalents	245	37
Increase in cash and cash equivalents	8,809	28,458
Cash and cash equivalents at beginning of period	36,178	37,987
Cash and cash equivalents at end of period	$44,987	$66,445

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at December 31, 2023 and June 30, 2023, the results of operations for the quarters and six months ended December 31, 2023 and 2022, the condensed consolidated statements of comprehensive income for the quarters and six months ended December 31, 2023 and 2022, the condensed consolidated statements of shareholders' equity for the quarters and six months ended December 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended December 31, 2023 and 2022. The results of operations for the quarter and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Unless otherwise indicated, disclosures provided in the Notes pertain to continuing operations only.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2023 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amount of $8.0 million are included in accounts payable on the condensed consolidated balance sheets at December 31, 2023 and June 30, 2023.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $3.0 million and $5.8 million for the quarter and six months ended December 31, 2023 and $2.7 million and $5.4 million for the quarter and six months ended December 31, 2022. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.3 million and $0.5 million for the quarter and six months ended December 31, 2023 and $0.2 million and $0.5 million for the quarter and six months ended December 31, 2022. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.0 million and $8.2 million for the quarter and six months ended December 31, 2023 and $4.2 million and $8.4 million for the quarter and six months ended December 31, 2022.

Recent Accounting Pronouncements

In July 2023, the Securities and Exchange Commission issued final rules that require new and enhanced disclosures on cybersecurity risk management, strategy, governance, and incident reporting. Under the final rules, companies must report material cybersecurity incidents within four business days of determining the incident is material on Form 8-K. As additional information about the material aspects of the previously reported incidents become available, a Form 8-K/A must be filed with the additional disclosures. These disclosure requirements on Form 8-K were effective beginning December 18, 2023. For fiscal years ending on or after December 15, 2023, companies must disclose their cybersecurity processes, management's role in cybersecurity governance, and cybersecurity oversight by the Board of Directors on Form 10-K.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and subsequent interim periods, with early application permitted. The Company is currently evaluating the impact of the application of this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning July 1, 2025, with early application permitted. The Company is currently evaluating the impact of the application of this ASU on its consolidated financial statements and disclosures.

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

The changes in the allowance for doubtful accounts for the six months ended December 31, 2023 are set forth in the table below.

	June 30, 2023	Amounts Charged to Expense	Write-offs	Other (1)	December 31, 2023
	(in thousands)
Trade accounts and current notes receivable allowance	$15,480	$4,472	$(1,197)	$488	$19,243
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the six months ended December 31, 2023.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended December 31, 2023
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$520,651	$342,686	$863,337
Intelisys connectivity and cloud	—	21,455	21,455
	$520,651	$364,141	$884,792

	Six months ended December 31, 2023
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$1,030,222	$688,918	$1,719,140
Intelisys connectivity and cloud	—	41,958	41,958
	$1,030,222	$730,876	$1,761,098

	Quarter ended December 31, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$627,548	$363,743	$991,291
Intelisys connectivity and cloud	—	19,950	19,950
	$627,548	$383,693	$1,011,241

	Six months ended December 31, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$1,203,878	$712,373	$1,916,251
Intelisys connectivity and cloud	—	38,803	38,803
	$1,203,878	$751,176	$1,955,054

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$32,726	$25,734	$48,158	$49,776
Denominator:
Weighted-average shares, basic	25,035	25,287	24,961	25,244
Dilutive effect of share-based payments	299	215	274	210
Weighted-average shares, diluted	25,334	25,502	25,235	25,454

Net income per common share, basic	$1.31	$1.02	$1.93	$1.97
Net income per common share, diluted	$1.29	$1.01	$1.91	$1.96

For the quarter and six months ended December 31, 2023, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 563,690 and 931,367, respectively. For the quarter and six months ended December 31, 2022, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 847,651 and 1,268,455, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	December 31, 2023	June 30, 2023
	(in thousands)
Foreign currency translation adjustment	$(97,338)	$(93,136)
Unrealized gain on hedged transaction, net of tax	2,120	3,515
Accumulated other comprehensive loss	$(95,218)	$(89,621)

The tax effect of amounts in comprehensive loss reflect a tax (benefit) expense as follows:

	Quarter ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
	(in thousands)
Tax (benefit) expense	$(637)	$166	$(692)	$580

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2023, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2023	$16,370	$200,336	$216,706
Goodwill disposed upon business sale	—	(8,539)	(8,539)
Foreign currency translation adjustment	—	47	47
Balance at December 31, 2023	$16,370	$191,844	$208,214

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2023.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2023	$68,495
Intangibles disposed upon business sale	(14,927)
Amortization expense	(8,230)
Foreign currency translation adjustment	(25)
Balance at December 31, 2023	$45,313

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at December 31, 2023 and June 30, 2023.

	December 31, 2023	June 30, 2023
	(in thousands)
Current portion of long-term debt	$7,857	$6,915
Mississippi revenue bond, net of current portion	3,024	3,381
Senior secured term loan facility, net of current portion	136,875	140,625
Borrowings under revolving credit facility	20,878	178,980
Total debt	$168,634	$329,901

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

During the quarter and six months ended December 31, 2023, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of December 31, 2023 was 1.25%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect at December 31, 2023 was 0.20%. The

Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the credit facility at December 31, 2023.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the six month periods ended December 31, 2023 and 2022 was $138.7 million and $219.5 million, respectively. There was $329.1 million and $171.0 million available for additional borrowings as of December 31, 2023 and June 30, 2023, respectively. The effective interest rates for the revolving line of credit were 6.70% and 6.74% as of December 31, 2023 and June 30, 2023, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at December 31, 2023 or June 30, 2023.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement. Starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At December 31, 2023, the Company was in compliance with all covenants under this bond. The interest rates at December 31, 2023 and June 30, 2023 were 6.29% and 6.11%, respectively.

Debt Issuance Costs

At December 31, 2023, net debt issuance costs associated with the credit facility and bond totaled $1.4 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $27.3 million and $34.3 million for the exchange of foreign currencies at December 31, 2023 and June 30, 2023, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2023 and 2022 are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
	(in thousands)
Net foreign exchange derivative contract losses	$1,025	$871	$658	$1,309
Net foreign currency transactional and re-measurement (gains) losses	(596)	(524)	466	(39)
Net foreign currency exchange losses	$429	$347	$1,124	$1,270

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

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters and six months ended December 31, 2023 and 2022.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended December 31, 2023 and 2022, are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
	(in thousands)
Net interest income recognized as a result of interest rate swap	$(903)	$(345)	$(1,781)	$(313)
Unrealized (loss) gain in fair value of interest rate swap	(1,165)	349	(72)	2,847
Net (decrease) increase in accumulated other comprehensive income	(2,068)	4	(1,853)	2,534
Income tax effect	(521)	1	(458)	652
Net (decrease) increase in accumulated other comprehensive income, net of tax	$(1,547)	$3	$(1,395)	$1,882

The Company used the following derivative instruments at December 31, 2023 and June 30, 2023, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		December 31, 2023		June 30, 2023
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	—	$1
Foreign currency hedge	Prepaid expenses and other current assets	$27	—	$100	—
Interest rate swap agreement	Other non-current assets	$2,834	—	$4,687	—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	—	$4	—	—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at December 31, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$31,343	$31,343	$—
Interest rate swap agreement	2,834	—	2,834
Foreign currency hedge	27	—	27
Total assets at fair value	$34,204	$31,343	$2,861
Liabilities:
Deferred compensation plan investments, current and non-current portion	$31,343	$31,343	$—
Forward foreign currency exchange contracts	4	—	4
Total liabilities at fair value	$31,347	$31,343	$4

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

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
	(in thousands)
Sales:
Specialty Technology Solutions	$520,651	$627,548	$1,030,222	$1,203,878
Modern Communications & Cloud	364,141	383,693	730,876	751,176
	$884,792	$1,011,241	$1,761,098	$1,955,054
Depreciation and amortization:
Specialty Technology Solutions	$2,897	$2,758	$5,654	$5,462
Modern Communications & Cloud	3,593	3,738	7,334	7,385
Corporate	768	561	1,487	1,438
	$7,258	$7,057	$14,475	$14,285
Operating income (loss):
Specialty Technology Solutions	$13,368	$19,682	$25,240	$41,534
Modern Communications & Cloud	14,602	19,750	27,014	32,785
Corporate	(1,144)	—	(1,343)	—
	$26,826	$39,432	$50,911	$74,319
Capital expenditures:
Specialty Technology Solutions	$(304)	$(524)	$(1,565)	$(1,026)
Modern Communications & Cloud	(2,246)	(1,980)	(3,300)	(3,236)
	$(2,550)	$(2,504)	$(4,865)	$(4,262)
Sales by Geography Category:
United States and Canada	$797,580	$911,033	$1,590,045	$1,772,637
International	89,410	102,020	174,714	186,294
Less intercompany sales	(2,198)	(1,812)	(3,661)	(3,877)
	$884,792	$1,011,241	$1,761,098	$1,955,054

	December 31, 2023	June 30, 2023
	(in thousands)
Assets:
Specialty Technology Solutions	$908,674	$1,104,103
Modern Communications & Cloud	872,131	964,066
Corporate	—	—
	$1,780,805	$2,068,169
Property and equipment, net by Geography Category:
United States and Canada	$24,703	$27,323
International	11,843	10,056
	$36,546	$37,379

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at December 31, 2023 and the consolidated financial statements at June 30, 2023.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at December 31, 2023 and June 30, 2023:

		December 31, 2023	June 30, 2023
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$10,586	$12,539
Current operating lease liabilities	Accrued expenses and other current liabilities	$3,877	$4,355
Long-term operating lease liabilities	Other long-term liabilities	$7,703	$9,329

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and six months ended December 31, 2023 and 2022. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$1,434	$1,291	$2,643	$2,577
Variable lease cost	322	419	705	763
	$1,756	$1,710	$3,348	$3,340

Supplemental cash flow information related to the Company's operating leases for the six months ended December 31, 2023 and 2022 are presented in the table below:

	Six months ended
	December 31,
	2023	2022
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$2,793	$2,697
Right-of-use assets obtained in exchange for lease obligations	232	286

The weighted-average remaining lease term and discount rate at December 31, 2023 are presented in the table below:

December 31, 2023
Weighted-average remaining lease term	3.28 years
Weighted-average discount rate	4.53%

The following table presents the maturities of the Company's operating lease liabilities at December 31, 2023:

Operating leases
(in thousands)
2024	$2,372
2025	3,667
2026	3,088
2027	2,675
2028	632
Thereafter	—
Total future payments	12,434
Less: amounts representing interest	854
Present value of lease payments	$11,580
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.6 million and $3.4 million at December 31, 2023 and June 30, 2023.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$16	$16
Other non-current assets	$4,131	$4,150
Liabilities
Accrued expenses and other current liabilities	$16	$16
Other long-term liabilities	$4,131	$4,150

(13) Income Taxes

Income taxes for the quarters and six months ended December 31, 2023 and 2022 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended December 31, 2023, a discrete net tax benefit of $3.8 million was recorded, which is primarily attributable to the sale of UK-based intY.

The Company’s effective tax rate of 18.3% and 18.6% for the quarter and six months ended December 31, 2023, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, discrete items, nondeductible expenses and state income taxes. The Company's effective tax rates were 28.9% and 27.3% for the quarter and six months ended December 31, 2022.

As of December 31, 2023, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the six months ended December 31, 2023, foreign subsidiaries did not repatriate cash to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.2 million of total gross unrecognized tax benefits at December 31, 2023 and June 30, 2023. Of this total at December 31, 2023, approximately $1.0 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2023 and June 30, 2023, the Company had approximately $1.2 million accrued for interest and penalties.

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

(14) Business Sale

On December 19, 2023, the Company completed the sale of its UK-based intY business. The Company retained its CASCADE cloud services distribution platform which has been used to grow the Cisco and Microsoft subscription businesses in the United States and Brazil. Under the stock purchase agreement, the Company received proceeds of $18.0 million in cash for the sale, net of cash transferred. The business sale resulted in a $14.5 million gain on sale after considering the net assets sold. The impact of this sale was not material to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from more than 500 leading suppliers of mobility, barcode, POS, payments, physical security, networking, unified communications, collaboration, connectivity and cloud services to our approximately 30,000 customers located primarily in the United States, Canada and Brazil.

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate primarily in the United States, Canada and Brazil:

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

Recent Developments

On December 19, 2023 we completed the sale of our UK-based intY business. We retained our CASCADE cloud services distribution platform, which has been used to grow the Cisco and Microsoft subscription business in the United States and Brazil.

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

Results of Operations

Net Sales

We have two reportable segments, which are based on technology type. The following tables summarize our net sales results by business segment and by geographic location for the quarters and six months ended December 31, 2023 and 2022:

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures (a)
Net Sales by Segment:	2023	2022	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$520,651	$627,548	$(106,897)	(17.0)%	(17.2)%
Modern Communications & Cloud	364,141	383,693	(19,552)	(5.1)%	(6.1)%
Total net sales	$884,792	$1,011,241	$(126,449)	(12.5)%	(13.0)%

	Six months ended December 31,				% Change, Constant Currency, Excluding Divestitures (a)
	2023	2022	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$1,030,222	$1,203,878	$(173,656)	(14.4)%	(14.6)%
Modern Communications & Cloud	730,876	751,176	(20,300)	(2.7)%	(3.9)%
Total net sales	$1,761,098	$1,955,054	$(193,956)	(9.9)%	(10.5)%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. For the quarter and six months ended December 31, 2023, net sales decreased $106.9 million, or 17.0%, and $173.7 million, or 14.4%, respectively, compared to the prior-year period. Excluding the foreign exchange positive impact, adjusted net sales decreased $107.8 million, or 17.2%, and $175.5 million, or 14.6%, for the quarter and six months ended December 31, 2023, compared to the prior-year period. The decrease in net sales and adjusted net sales for the quarter and six-month period is primarily due to lower sales volumes in our mobility and barcoding business, partially offset by an increase in networking sales.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil and the UK. For the quarter and six months ended December 31, 2023, net sales decreased $19.6 million, or 5.1%, and $20.3 million, or 2.7%, respectively, compared to the prior-year period. Excluding the foreign exchange positive impact and the impact of divestitures, adjusted net sales decreased $23.3 million, or 6.1%, and $28.8 million, or 3.9%, for the quarter and six months ended December 31, 2023, compared to the prior-year period. The decrease in net sales and adjusted net sales for the quarter and six month period is primarily due to lower sales volumes in our communications hardware, partially offset by growth in Cisco products. Intelisys net billings increased to approximately $2.64 billion annualized. Intelisys net sales for the quarter and six months ended December 31, 2023 increased 7.5% and 8.1%, respectively, year-over-year.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures (a)
Net Sales by Geography:	2023	2022	$ Change	% Change
	(in thousands)
United States and Canada	$795,382	$909,221	$(113,839)	(12.5)%	(12.5)%
International	89,410	102,020	(12,610)	(12.4)%	(17.3)%
Total net sales	$884,792	$1,011,241	$(126,449)	(12.5)%	(13.0)%

	Six months ended December 31,				% Change, Constant Currency, Excluding Divestitures (a)
	2023	2022	$ Change	% Change
	(in thousands)
United States and Canada	$1,586,384	$1,768,760	$(182,376)	(10.3)%	(10.3)%
International	174,714	186,294	(11,580)	(6.2)%	(12.0)%
Total net sales	$1,761,098	$1,955,054	$(193,956)	(9.9)%	(10.5)%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following table summarizes our gross profit for the quarters and six months ended December 31, 2023 and 2022:

	Quarter ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$47,133	$56,732	$(9,599)	(16.9)%	9.1%	9.0%
Modern Communications & Cloud	53,615	58,602	(4,987)	(8.5)%	14.7%	15.3%
Gross profit	$100,748	$115,334	$(14,586)	(12.6)%	11.4%	11.4%

	Six months ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$96,315	$115,135	$(18,820)	(16.3)%	9.3%	9.6%
Modern Communications & Cloud	110,941	113,683	(2,742)	(2.4)%	15.2%	15.1%
Gross profit	$207,256	$228,818	$(21,562)	(9.4)%	11.8%	11.7%

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

Specialty Technology Solutions

For the quarter ended December 31, 2023, gross profit dollars for the Specialty Technology Solutions segment declined $9.6 million, or 16.9%, compared to the prior-year quarter. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $9.7 million. Gross profit margin increased slightly quarter-over-quarter to 9.1% which positively impacted gross profit dollars by less than $0.1 million.

For the six months ended December 31, 2023, gross profit dollars decreased $18.8 million, or 16.3%, compared to the prior-year period. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit by $16.6 million. Gross profit margin decreased 21 basis points year-over-year to 9.3%. Gross margin mix negatively impacted gross profit by $2.2 million largely from lower vendor program recognition.

Modern Communications & Cloud

For the quarter ended December 31, 2023, gross profit dollars for the Modern Communications & Cloud segment decreased $5.0 million, or 8.5%, compared to the prior-year quarter. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $3.0 million. Gross profit margin decreased 55 basis points quarter-over-quarter to 14.7%. Gross margin mix negatively impacted gross profit by $2.0 million largely from a less favorable sales mix.

For the six months ended December 31, 2023, gross profit dollars declined $2.7 million, or 2.4%, compared to the prior-year period. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $3.0 million. Gross profit margin increased slightly year-over-year to 15.2% which positively impacted gross profit dollars by $0.3 million.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2023 and 2022:

	Quarter ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Selling, general and administrative expenses	$66,921	$69,074	$(2,153)	(3.1)%	7.6%	6.8%
Depreciation expense	2,964	2,678	286	10.7%	0.3%	0.3%
Intangible amortization expense	4,037	4,150	(113)	(2.7)%	0.5%	0.4%
Operating expenses	$73,922	$75,902	$(1,980)	(2.6)%	8.4%	7.5%

	Six months ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Selling, general and administrative expenses	$142,356	$140,667	$1,689	1.2%	8.1%	7.2%
Depreciation expense	5,759	5,441	318	5.8%	0.3%	0.3%
Intangible amortization expense	8,230	8,391	(161)	(1.9)%	0.5%	0.4%
Operating expenses	$156,345	$154,499	$1,846	1.2%	8.9%	7.9%

Selling, general and administrative expenses (“SG&A”) decreased by $2.2 million, or 3.1%, for the quarter ended December 31, 2023, compared to the prior-year period. The decrease for the quarter ended December 31, 2023 is primarily attributable to lower employee costs for the quarter.
For the six months ended December 31, 2023, SG&A expenses increased by $1.7 million, or 1.2%, compared to the prior-year period. The increase for the six months ended December 31, 2023 is primarily attributable to higher bad debt expense as a result of increases in specific customer reserves partially offset by lower employee costs.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2023 and 2022:

	Quarter ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$13,368	$19,682	$(6,314)	(32.1)%	2.6%	3.1%
Modern Communications & Cloud	14,602	19,750	(5,148)	(26.1)%	4.0%	5.1%
Corporate	(1,144)	—	(1,144)	nm*	nm*	nm*
Operating income	$26,826	$39,432	$(12,606)	(32.0)%	3.0%	3.9%

	Six months ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Specialty Technology Solutions	$25,240	$41,534	$(16,294)	(39.2)%	2.4%	3.5%
Modern Communications & Cloud	27,014	32,785	(5,771)	(17.6)%	3.7%	4.4%
Corporate	(1,343)	—	(1,343)	nm*	nm*	nm*
Operating income	$50,911	$74,319	$(23,408)	(31.5)%	2.9%	3.8%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $6.3 million, or 32.1%, and $16.3 million, or 39.2%, respectively, for the quarter and six months ended December 31, 2023, compared to the prior-year period. Operating margin decreased to 2.6% and 2.4% for the quarter and six months ended December 31, 2023, respectively. The decrease in operating income and margin for the quarter is primarily due to lower gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income decreased $5.1 million, or 26.1%, and $5.8 million, or 17.6%, respectively, for the quarter and six months ended December 31, 2023 compared to the prior-year period. Operating margin decreased to 4.0% and 3.7% for the quarter and six months ended December 31, 2023, respectively. The decrease in operating income and margin is primarily from lower gross profits and higher bad debt expense, due to increases in specific customer reserves.

Corporate

For the quarter and six months ended December 31, 2023, Corporate operating loss of $1.1 million and $1.3 million, represents costs associated with the sale of our intY business and cyberattack restoration costs.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2023 and 2022:

	Quarter ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Interest expense	$3,359	$5,060	$(1,701)	(33.6)%	0.4%	0.5%
Interest income	(2,119)	(2,027)	(92)	4.5%	(0.2)%	(0.2)%
Net foreign exchange losses	429	347	82	23.6%	0.0%	0.0%
Gain on sale of business	(14,533)	—	(14,533)	nm*	(1.6)%	—%
Other, net	(356)	(140)	(216)	154.3%	(0.0)%	(0.0)%
Total other (income) expense, net	$(13,220)	$3,240	$(16,460)	(508.0)%	(1.5)%	0.3%

	Six months ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
	(in thousands)
Interest expense	$8,945	$8,507	$438	5.1%	0.5%	0.4%
Interest income	(3,444)	(3,618)	174	(4.8)%	(0.2)%	(0.2)%
Net foreign exchange losses	1,124	1,270	(146)	(11.5)%	0.1%	0.1%
Gain on sale of business	(14,533)	—	(14,533)	nm*	(0.8)%	—%
Other, net	(374)	(315)	(59)	18.7%	(0.0)%	(0.0)%
Total other (income) expense, net	$(8,282)	$5,844	$(14,126)	(241.7)%	(0.5)%	0.3%
*nm - percentages are not meaningful

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter ended December 31, 2023 compared to the prior-year periods, primarily from lower average borrowings on our multi-currency revolving credit facility. Interest expense increased slightly for the six months ended December 31, 2023 as a result of higher interest rates for the six-month period compared to the prior-year.

Interest income for the quarter and six months ended December 31, 2023 was generated on interest-bearing investments in Brazil and customer receivables in both North America and Brazil.

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

For the quarter and six months ended December 31, 2023, we recognized a $14.5 million gain on the sale of our UK-based intY business.

Provision for Income Taxes

For the quarter and six months ended December 31, 2023, income tax expense was $7.3 million and $11.0 million, respectively, reflecting an effective tax rate of 18.3% and 18.6%, respectively. In comparison, for the quarter and six months ended December 31, 2022, income tax expense was $10.5 million and $18.7 million, respectively, reflecting an effective tax rate of 28.9% and 27.3%, respectively. The decrease in the effective tax rate for the quarter is due to a $3.8 million discrete tax benefit, which is primarily attributable to the sale of our UK-based intY business. We expect the effective tax rate, excluding discrete items, for fiscal year 2024 to be approximately 27.0% to 28.0%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended December 31, 2023 and 2022, respectively:

	Quarter ended December 31,
	2023	2022
Adjusted return on invested capital ratio, annualized (a)	13.2%	15.6%

(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2023	2022
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$32,726	$25,734
Plus: Interest expense	3,359	5,060
Plus: Income taxes	7,320	10,458
Plus: Depreciation and amortization	7,258	7,057
EBITDA (non-GAAP)	50,663	48,309
Plus: Tax recovery	(1,386)	(2,858)
Plus: Share-based compensation	2,571	3,364
Plus: Acquisition and divestiture costs	703	—
Plus: Cyberattack restoration costs	441	—
Plus: Gain on sale of business	(14,533)	—
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$38,459	$48,815

	Quarter ended December 31,
	2023	2022
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$915,253	$827,004
Equity – end of the quarter	953,601	862,386
Plus: Share-based compensation, net	1,919	2,496
Plus: Cyberattack restoration costs, net	329	—
Plus: Acquisition and divestiture costs	703	—
Plus: Tax recovery, net	(640)	(1,886)
Plus: Gain on sale of business	(14,533)	—
Average equity	928,316	845,000
Average funded debt (a)	227,688	392,853
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,156,004	$1,237,853

(a)Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

Net Sales in Constant Currency Excluding Acquisitions and Divestitures

We make references to "constant currency," a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior year period. We also exclude the impact of acquisitions or divestitures prior to the first full year of operations from the acquisition or divestiture date in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and the impact of acquisitions and divestitures. Below we show organic growth by providing a non-GAAP reconciliation of net sales in constant currency excluding acquisitions and divestitures:

Net Sales by Segment:
	Quarter ended December 31,
	2023	2022	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$520,651	$627,548	$(106,897)	(17.0)%
Foreign exchange impact (a)	(886)	—
Non-GAAP net sales	$519,765	$627,548	$(107,783)	(17.2)%

Modern Communications & Cloud:
Net sales, reported	$364,141	$383,693	$(19,552)	(5.1)%
Foreign exchange impact (a)	(4,323)	—
Less: Divestitures	(1,628)	(2,170)
Non-GAAP net sales	$358,190	$381,523	$(23,333)	(6.1)%

Consolidated:
Net sales, reported	$884,792	$1,011,241	$(126,449)	(12.5)%
Foreign exchange impact (a)	(5,209)	—
Less: Divestitures	(1,628)	(2,170)
Non-GAAP net sales	$877,955	$1,009,071	$(131,116)	(13.0)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2023 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2022.

Net Sales by Segment:
	Six months ended December 31,
	2023	2022	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$1,030,222	$1,203,878	$(173,656)	(14.4)%
Foreign exchange impact (a)	(1,820)	—
Non-GAAP net sales	$1,028,402	$1,203,878	$(175,476)	(14.6)%

Modern Communications & Cloud
Net sales, reported	$730,876	$751,176	$(20,300)	(2.7)%
Foreign exchange impact (a)	(9,000)	—
Less: Divestitures	(3,747)	(4,208)
Non-GAAP net sales	$718,129	$746,968	$(28,839)	(3.9)%

Consolidated:
Net sales, reported	$1,761,098	$1,955,054	$(193,956)	(9.9)%
Foreign exchange impact (a)	(10,820)	—
Less: Divestitures	(3,747)	(4,208)
Non-GAAP net sales	$1,746,531	$1,950,846	$(204,315)	(10.5)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2023 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2022.

Net Sales by Geography:
	Quarter ended December 31,
	2023	2022	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$795,382	$909,221	$(113,839)	(12.5)%

International:
Net sales, reported	$89,410	$102,020	$(12,610)	(12.4)%
Foreign exchange impact (a)	(5,209)	—
Less: Divestitures	(1,628)	(2,170)
Non-GAAP net sales	$82,573	$99,850	$(17,277)	(17.3)%

Consolidated:
Net sales, reported	$884,792	$1,011,241	$(126,449)	(12.5)%
Foreign exchange impact (a)	(5,209)	—
Less: Divestitures	(1,628)	(2,170)
Non-GAAP net sales	$877,955	$1,009,071	$(131,116)	(13.0)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2023 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2022.

	Six months ended December 31,
	2023	2022	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$1,586,384	$1,768,760	$(182,376)	(10.3)%

International:
Net sales, reported	$174,714	$186,294	$(11,580)	(6.2)%
Foreign exchange impact (a)	(10,820)	—
Less: Divestitures	(3,747)	(4,208)
Non-GAAP net sales	$160,147	$182,086	$(21,939)	(12.0)%

Consolidated:
Net sales, reported	$1,761,098	$1,955,054	$(193,956)	(9.9)%
Foreign exchange impact (a)	(10,820)	—
Less: Divestitures	(3,747)	(4,208)
Non-GAAP net sales	$1,746,531	$1,950,846	$(204,315)	(10.5)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2023 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2022.

Operating Income by Segment:
	Quarter ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$13,368	$19,682	$(6,314)	(32.1)%	2.6%	3.1%
Adjustments:
Amortization of intangible assets	1,261	1,266	(5)
Non-GAAP operating income	$14,629	$20,948	$(6,319)	(30.2)%	2.8%	3.3%

Modern Communications & Cloud:
GAAP operating income	$14,602	$19,750	$(5,148)	(26.1)%	4.0%	5.1%
Adjustments:
Amortization of intangible assets	2,776	2,884	(108)
Tax recovery (a)	(1,386)	(2,858)	1,472
Non-GAAP operating income	$15,992	$19,776	$(3,784)	(19.1)%	4.4%	5.2%

Corporate:
GAAP operating loss	$(1,144)	$—	$(1,144)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	703	—	703
Cyberattack restoration costs	441	—	441
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$26,826	$39,432	$(12,606)	(32.0)%	3.0%	3.9%
Adjustments:
Amortization of intangible assets	4,037	4,150	(113)
Cyberattack restoration costs	441	—	441
Tax recovery (a)	(1,386)	(2,858)	1,472
Acquisition and divestiture costs	703	—	703
Non-GAAP operating income	$30,621	$40,724	$(10,103)	(24.8)%	3.5%	4.0%
(a) Recovery of prior period withholding taxes in Brazil.

Operating Income by Segment:
	Six months ended December 31,				% of Net Sales December 31,
	2023	2022	$ Change	% Change	2023	2022
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$25,240	$41,534	$(16,294)	(39.2)%	2.4%	3.5%
Adjustments:
Amortization of intangible assets	2,523	2,608	(85)
Non-GAAP operating income	$27,763	$44,142	$(16,379)	(37.1)%	2.7%	3.7%

Modern Communications & Cloud:
GAAP operating income	$27,014	$32,785	$(5,771)	(17.6)%	3.7%	4.4%
Adjustments:
Amortization of intangible assets	5,707	5,783	(76)
Tax recovery (a)	(1,386)	(2,858)	1,472
Non-GAAP operating income	$31,335	$35,710	$(4,375)	(12.3)%	4.3%	4.8%

Corporate:
GAAP operating loss	$(1,343)	$—	$(1,343)	nm*	nm*	nm*
Adjustments:
Cyberattack restoration costs	640	—	640
Acquisition and divestiture costs	703	—	703
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$50,911	$74,319	$(23,408)	(31.5)%	2.9%	3.8%
Adjustments:
Amortization of intangible assets	8,230	8,391	(161)
Cyberattack restoration costs	640	—	640
Tax recovery (a)	(1,386)	(2,858)	1,472
Acquisition and divestiture costs	703	—	703
Non-GAAP operating income	$59,098	$79,852	$(20,754)	(26.0)%	3.4%	4.1%
(a) Recovery of prior period withholding taxes in Brazil.

Additional Non-GAAP Metrics

To evaluate current period performance on a more consistent basis with prior periods, we disclose non-GAAP SG&A expenses, non-GAAP operating income, non-GAAP pre-tax income, non-GAAP net income and non-GAAP diluted earnings per share. Non-GAAP results exclude amortization of intangible assets related to divestitures, cyberattack restoration costs and other non-GAAP adjustments. These year-over-year metrics include the translation impact of changes in foreign currency exchange rates. These metrics are useful in assessing and understanding our operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Below we provide a non-GAAP reconciliation of the aforementioned metrics adjusted for the costs and charges mentioned above:

	Quarter ended December 31, 2023
	GAAP Measure	Intangible amortization expense	Divestiture costs	Tax recovery	Cyberattack restoration costs	Gain on sale of a business (a)	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$66,921	$—	$(703)	$1,386	$(441)	$—	$67,163
Operating income	26,826	4,037	703	(1,386)	441	—	30,621
Pre-tax income	40,046	4,037	703	(1,386)	441	(14,533)	29,308
Net income	32,726	3,002	703	(640)	329	(14,533)	21,587
Diluted EPS	$1.29	$0.12	$0.03	$(0.03)	$0.01	$(0.57)	$0.85

	Quarter ended December 31, 2022
	GAAP Measure	Intangible amortization expense	Divestiture costs	Tax recovery	Cyberattack restoration costs	Gain on sale of a business (a)	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$69,074	$—	$—	$2,858	$—	$—	$71,932
Operating income	39,432	4,150	—	(2,858)	—	—	40,724
Pre-tax income	36,192	4,150	—	(2,858)	—	—	37,484
Net income	25,734	3,093	—	(1,886)	—	—	26,941
Diluted EPS	$1.01	$0.12	$—	$(0.07)	$—	$—	$1.06

(a) Reflects gain on the sale of the UK-based intY business. This transaction resulted in a capital loss for tax purposes. The Company did not record a tax provision on the capital loss since there were no offsetting capital gains.

	Six months ended December 31, 2023
	GAAP Measure	Intangible amortization expense	Divestiture costs	Tax recovery	Cyberattack restoration costs	Gain on sale of a business (a)	Non-GAAP measure

SG&A expenses	$142,356	$—	$(703)	$1,386	$(640)	$—	$142,399
Operating income	50,911	8,230	703	(1,386)	640	—	59,098
Pre-tax income	59,193	8,230	703	(1,386)	640	(14,533)	52,847
Net income	48,158	6,121	703	(640)	479	(14,533)	40,288
Diluted EPS	$1.91	$0.24	$0.03	$(0.03)	$0.02	$(0.58)	$1.60

	Six months ended December 31, 2022
	GAAP Measure	Intangible amortization expense	Divestiture costs	Tax recovery	Cyberattack restoration costs	Gain on sale of a business (a)	Non-GAAP measure

SG&A expenses	$140,667	$—	$—	$2,858	$—	$—	$143,525
Operating income	74,319	8,391	—	(2,858)	—	—	79,852
Pre-tax income	68,475	8,391	—	(2,858)	—	—	74,008
Net income	49,776	6,254	—	(1,886)	—	—	54,144
Diluted EPS	$1.96	$0.25	$—	$(0.07)	$—	$—	$2.13

 (a) Reflects gain on the sale of the UK-based intY business. This transaction resulted in a capital loss for tax purposes. The Company did not record a tax provision on the capital loss since there were no offsetting capital gains.

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

Our cash and cash equivalents balance totaled $45.0 million at December 31, 2023, compared to $36.2 million at June 30, 2023, including $38.3 million and $31.0 million held outside of the United States at December 31, 2023 and June 30, 2023, respectively. Checks released but not yet cleared in the amount of $8.0 million are included in accounts payable at December 31, 2023 and June 30, 2023.

We conduct business in North America and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital decreased $75.7 million to $794.6 million at December 31, 2023 from $870.3 million at June 30, 2023, primarily from decreases in inventory and accounts receivable, partially offset by lower accounts payable, as a result of lower sales volume and our multi-quarter working capital improvement plan. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Six months ended
	December 31,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$156,757	$(75,346)
Investing activities	13,113	(4,262)
Financing activities	(161,306)	108,029

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash provided by operating activities was $156.8 million for the six months ended December 31, 2023, compared to $75.3 million used in operating activities in the prior-year period. Cash provided by operating activities for the six months ended December 31, 2023 is attributable to reductions in inventory and accounts receivable, which decreased 24% and 12%, respectively, compared to June 30, 2023, partially offset by a reduction in accounts payable which decreased 22% comparatively. Cash used in operating activities for the six months ended December 31, 2022 is primarily attributable to increases in inventory and accounts receivable, which increased 24% and 7%, respectively, compared to June 30, 2022.

The number of days sales outstanding ("DSO") was 68 days at December 31, 2023, compared to 72 days at June 30, 2023 and 69 days at December 31, 2022. Inventory turned 5.1 times during the quarter ended December 31, 2023, compared to 4.4 times during the quarter ended June 30, 2023 and 5.0 times in the prior-year quarter ended December 31, 2022.

Cash provided by investing activities for the six months ended December 31, 2023 was $13.1 million, compared to $4.3 million used in investing activities in the prior-year period. Cash provided by investing activities for the six months ended December 31, 2023 is largely due to cash received from the sale of our intY UK business. Cash used in investing activities for the six months ended December 31, 2022 represents capital expenditures.

Management expects capital expenditures for fiscal year 2024 to range from $6.0 million to $8.0 million, primarily for IT investments and facility improvements.

For the six months ended December 31, 2023, cash used in financing activities totaled $161.3 million, compared to $108.0 million provided by financing activities for the prior-year period. Cash used in financing activities for the six months ended December 31, 2023 is primarily attributable to net repayments on the revolving credit facility. Cash provided by financing activities for the six months ended December 31, 2022 is primarily attributable to net borrowings on the revolving credit facility.

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

During the quarter and six months ended December 31, 2023, our borrowings under the credit facility were U.S. dollar loans. The spread in effect as of December 31, 2023 was 1.25% for SOFR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect at December 31, 2023 was 0.20%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at December 31, 2023.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the quarters ended December 31, 2023 and 2022 was $138.7 million and $219.5 million, respectively. There was $329.1 million and $171.0 million available for additional borrowings as of December 31, 2023 and June 30, 2023, respectively. The effective interest rates for the revolving line of credit were 6.70% and 6.74% as of December 31, 2023 and June 30, 2023, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at December 31, 2023 or June 30, 2023. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Credit Facility as of December 31, 2023, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at December 31, 2023. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at December 31, 2023. During the quarter ended December 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended December 31, 2023 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1 - 31, 2023	—	—	—	$ 66,163,962
November 1 - 30, 2023	32,567	$ 32.73	—	$ 66,163,962
December 1 - 31, 2023	36,544	$ 34.29	36,305	$ 64,913,399
Total	69,111		36,305	$ 64,913,399

(1) Includes 32,806 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the months of November and December 2023. There were no shares withheld during the month of October 2023.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended December 31, 2023, none of our directors or our officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2023 and June 30, 2023; (ii) the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2023 and 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended December 31, 2023 and 2022; (iv) the Condensed Consolidated Statements of Shareholder's Equity at December 31, 2023 and 2022; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	February 6, 2024	/s/ MICHAEL L. BAUR
Michael L. Baur
Chair and Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2024	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 6, 2024	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)