Form 10-Q
period 2024-03-31
SCANSOURCE, INC.
filed 2024-05-07
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2024
Common Stock, no par value per share	24,709,204 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2024

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," "will," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, relationships with the Company's key suppliers and sales partners or a termination or a significant modification of the terms under which it operates with such suppliers and sales partners, changes in the Company's operating strategy and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2023.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$159,050	$36,178
Accounts receivable, less allowance of $19,566 at March 31, 2024 and $15,480 at June 30, 2023	589,847	753,236
Inventories	529,163	757,574
Prepaid expenses and other current assets	138,100	110,087
Total current assets	1,416,160	1,657,075
Property and equipment, net	35,594	37,379
Goodwill	207,616	216,706
Identifiable intangible assets, net	41,510	68,495
Deferred income taxes	19,231	17,764
Other non-current assets	62,877	70,750
Total assets	$1,782,988	$2,068,169
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$555,733	$691,119
Accrued expenses and other current liabilities	74,664	78,892
Income taxes payable	4,792	9,875
Current portion of long-term debt	7,857	6,915
Total current liabilities	643,046	786,801
Deferred income taxes	—	3,816
Long-term debt, net of current portion	138,024	144,006
Borrowings under revolving credit facility	—	178,980
Other long-term liabilities	57,867	49,268
Total liabilities	838,937	1,162,871
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 24,708,808 and 24,844,203 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	46,426	58,241
Retained earnings	997,642	936,678
Accumulated other comprehensive loss	(100,017)	(89,621)
Total shareholders’ equity	944,051	905,298
Total liabilities and shareholders’ equity	$1,782,988	$2,068,169

June 30, 2023 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$752,599	$885,519	$2,513,696	$2,840,573
Cost of goods sold	658,118	773,757	2,211,958	2,499,992
Gross profit	94,481	111,762	301,738	340,581
Selling, general and administrative expenses	66,574	70,669	208,930	211,337
Depreciation expense	2,690	2,644	8,449	8,085
Intangible amortization expense	3,752	4,170	11,982	12,561
Restructuring expense	3,923	—	3,923	—
Operating income	17,542	34,279	68,454	108,598
Interest expense	2,001	5,715	10,947	14,223
Interest income	(2,652)	(1,710)	(6,096)	(5,327)
Gain on sale of business	—	—	(14,533)	—
Other expense, net	241	361	991	1,314
Income before income taxes	17,952	29,913	77,145	98,388
Provision for income taxes	5,146	8,692	16,181	27,391
Net income	$12,806	$21,221	$60,964	$70,997

Per share data:
Net income per common share, basic	$0.51	$0.84	$2.44	$2.81
Weighted-average shares outstanding, basic	25,025	25,196	24,982	25,228

Net income per common share, diluted	$0.50	$0.83	$2.41	$2.79
Weighted-average shares outstanding, diluted	25,437	25,439	25,291	25,436

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income	$12,806	$21,221	$60,964	$70,997
Unrealized gain (loss) on hedged transaction, net of tax	148	(1,165)	(1,246)	718
Realized foreign currency gain on sale of business	—	—	3,805	—
Foreign currency translation adjustment	(4,947)	4,291	(12,955)	4,474
Comprehensive income	$8,007	$24,347	$50,568	$76,189

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	24,844,203	$58,241	$936,678	$(89,621)	$905,298
Net income	—	—	15,432	—	15,432
Unrealized gain on hedged transaction, net of tax	—	—	—	153	153
Foreign currency translation adjustment	—	—	—	(6,890)	(6,890)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	116,028	(1,510)	—	—	(1,510)
Share-based compensation	—	2,770	—	—	2,770
Balance at September 30, 2023	24,960,231	$59,501	$952,110	$(96,358)	$915,253
Net income	—	—	32,726	—	32,726
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,547)	(1,547)
Foreign currency translation adjustment	—	—	—	(1,118)	(1,118)
Realized foreign currency translation gain from disposal of a business	—	—	—	3,805	3,805
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	230,543	3,162	—	—	3,162
Common stock repurchased	(36,305)	(1,251)	—	—	(1,251)
Share-based compensation	—	2,571	—	—	2,571
Balance at December 31, 2023	25,154,469	$63,983	$984,836	$(95,218)	$953,601
Net income	—	—	12,806	—	12,806
Unrealized gain on hedged transaction, net of tax	—	—	—	148	148
Foreign currency translation adjustment	—	—	—	(4,947)	(4,947)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	24,220	180	—	—	180
Common stock repurchased	(469,881)	(20,117)	—	—	(20,117)
Share-based compensation	—	2,380	—	—	2,380
Balance at March 31, 2024	24,708,808	$46,426	$997,642	$(100,017)	$944,051

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$60,964	$70,997
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of business	(14,533)	—
Depreciation and amortization	21,217	21,359
Amortization of debt issue costs	289	481
Provision for doubtful accounts	5,863	1,852
Share-based compensation	7,729	8,633
Deferred income taxes	(1,565)	1,409
Finance lease interest	70	31
Changes in operating assets and liabilities:
Accounts receivable	143,774	46,652
Inventories	226,878	(136,257)
Prepaid expenses and other assets	(28,163)	39,178
Other non-current assets	6,022	(1,772)
Accounts payable	(117,860)	(60,717)
Accrued expenses and other liabilities	11,338	(16,780)
Income taxes payable	(5,115)	4,426
Net cash provided by (used in) operating activities	316,908	(20,508)
Cash flows from investing activities:
Capital expenditures	(7,285)	(6,549)
Proceeds from sale of business, net of cash transferred	17,978	—
Net cash provided by (used in) investing activities	10,693	(6,549)
Cash flows from financing activities:
Borrowings on revolving credit, net of expenses	1,242,915	1,871,909
Repayments on revolving credit, net of expenses	(1,421,895)	(1,848,554)
(Repayments) borrowings on long-term debt, net	(5,040)	16,527
Repayments on finance lease obligation	(585)	(612)
Debt issuance costs	—	(1,407)
Exercise of stock options	4,626	853
Taxes paid on settlement of equity awards	(2,794)	(2,433)
Common stock repurchased	(21,168)	(10,718)
Net cash (used in) provided by financing activities	(203,941)	25,565
Effect of exchange rate changes on cash and cash equivalents	(788)	879
Increase (decrease) in cash and cash equivalents	122,872	(613)
Cash and cash equivalents at beginning of period	36,178	37,987
Cash and cash equivalents at end of period	$159,050	$37,374

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale ("POS"), payments, networking, physical security, unified communications and collaboration, telecom and cloud services to market. The Company operates primarily in the United States, Canada and Brazil. The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on technology type and are generally related to (i) technology devices and (ii) communication, connectivity and cloud services, respectively. Some of the offerings of our major suppliers include products that blend technologies and include both technology devices and communication and connectivity and cloud services products. We assign all of the offerings of those suppliers' products to the same segment based on which technology predominates the offering.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at March 31, 2024 and June 30, 2023, the results of operations for the quarters and nine months ended March 31, 2024 and 2023, the condensed consolidated statements of comprehensive income for the quarters and nine months ended March 31, 2024 and 2023, the condensed consolidated statements of shareholders' equity for the quarters and nine months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2024 and 2023. The results of operations for the quarter and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Unless otherwise indicated, disclosures provided in the notes to the Company's consolidated financial statements pertain to continuing operations only.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2024 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amount of $0.2 million and $8.0 million are included in accounts payable on the condensed consolidated balance sheets at March 31, 2024 and June 30, 2023, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.7 million and $8.4 million for the quarter and nine months ended March 31, 2024 and $2.6 million and $8.1 million for the quarter and nine months ended March 31, 2023. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.3 million and $0.8 million for the quarter and nine months ended March 31, 2024 and $0.3 million and $0.7 million for the quarter and nine months ended March 31, 2023. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $3.8 million and $12.0 million for the quarter and nine months ended March 31, 2024 and $4.2 million and $12.6 million for the quarter and nine months ended March 31, 2023.

Recent Accounting Pronouncements

In July 2023, the Securities and Exchange Commission issued final rules that require new and enhanced disclosures on cybersecurity risk management, strategy, governance, and incident reporting. Under the final rules, companies must report a material cybersecurity incident on Form 8-K within four business days of determining that such cybersecurity incident is material. To the extent the nature, scope, timing or the impact of the incident is not determinable at the time such Form 8-K is required to be filed, additional information about the material aspects of the cybersecurity incident must be filed on a Form 8-K/A within four business days after such additional information becomes available. These disclosure requirements on Form 8-K were effective beginning December 18, 2023. For fiscal years ending on or after December 15, 2023, companies must disclose their cybersecurity processes, management's role in cybersecurity governance, and cybersecurity oversight by the Board of Directors on Form 10-K.

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

The changes in the allowance for doubtful accounts for the nine months ended March 31, 2024 are set forth in the table below.

	June 30, 2023	Amounts Charged to Expense	Write-offs	Other (1)	March 31, 2024
	(in thousands)
Trade accounts and current notes receivable allowance	$15,480	$5,863	$(1,975)	$198	$19,566
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the nine months ended March 31, 2024.

(3) Revenue Recognition

The Company provides technology solutions and services from the leading global suppliers of mobility, barcode, POS, payments, physical security, unified communications, collaboration, telecom and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended March 31, 2024
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$483,704	$248,029	$731,733
Intelisys connectivity and cloud	—	20,866	20,866
	$483,704	$268,895	$752,599

	Nine months ended March 31, 2024
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$1,513,926	$936,946	$2,450,872
Intelisys connectivity and cloud	—	62,824	62,824
	$1,513,926	$999,770	$2,513,696

	Quarter ended March 31, 2023
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service
Hardware, software and cloud (excluding Intelisys)	$565,652	$299,803	$865,455
Intelisys connectivity and cloud	—	20,064	20,064
	$565,652	$319,867	$885,519

	Nine months ended March 31, 2023
	Specialty Technology Solutions	Modern Communications & Cloud	Total
		(in thousands)
Revenue by product/service:
Hardware, software and cloud (excluding Intelisys)	$1,769,530	$1,012,176	$2,781,706
Intelisys connectivity and cloud	—	58,867	58,867
	$1,769,530	$1,071,043	$2,840,573

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$12,806	$21,221	$60,964	$70,997
Denominator:
Weighted-average shares, basic	25,025	25,196	24,982	25,228
Dilutive effect of share-based payments	412	243	309	208
Weighted-average shares, diluted	25,437	25,439	25,291	25,436

Net income per common share, basic	$0.51	$0.84	$2.44	$2.81
Net income per common share, diluted	$0.50	$0.83	$2.41	$2.79

For the quarter and nine months ended March 31, 2024, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 164,093 and 755,797, respectively. For the quarter and nine months ended March 31, 2023, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 779,688 and 1,152,714, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	March 31, 2024	June 30, 2023
	(in thousands)
Foreign currency translation adjustment	$(102,285)	$(93,136)
Unrealized gain on hedged transaction, net of tax	2,268	3,515
Accumulated other comprehensive loss	$(100,017)	$(89,621)

The tax effect of amounts in comprehensive loss reflect a tax expense (benefit) as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
	(in thousands)
Tax expense (benefit)	$136	$(354)	$(555)	$225

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2024, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2023	$16,370	$200,336	$216,706
Goodwill disposed upon business sale	—	(8,539)	(8,539)
Foreign currency translation adjustment	—	(551)	(551)
Balance at March 31, 2024	$16,370	$191,246	$207,616

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2024.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2023	$68,495
Intangibles disposed upon business sale	(14,927)
Amortization expense	(11,982)
Foreign currency translation adjustment	(76)
Balance at March 31, 2024	$41,510

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at March 31, 2024 and June 30, 2023.

	March 31, 2024	June 30, 2023
	(in thousands)
Current portion of long-term debt	$7,857	$6,915
Mississippi revenue bond, net of current portion	3,024	3,381
Senior secured term loan facility, net of current portion	135,000	140,625
Borrowings under revolving credit facility	—	178,980
Total debt	$145,881	$329,901

Credit Facility

The Company has a multi-currency senior secured credit facility (as amended, the "Amended Credit Agreement") with JPMorgan Chase Bank N.A., as administrative agent (the "Administrative Agent"), and a syndicate of banks (collectively the "Lenders"). On September 28, 2022, the Company amended and restated the Amended Credit Agreement, which includes (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. The Amended Credit Agreement extended the credit facility maturity date to September 28, 2027. In addition, pursuant to an “accordion feature,” the Company may increase its borrowing limit by up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of the domestic subsidiaries of the Company and secured by their assets. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.4 million in connection with the amendment and restatement of the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

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

During the quarter and nine months ended March 31, 2024, all of the Company's borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of March 31, 2024 was 1.25%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect at March 31, 2024 was 0.20%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement at March 31, 2024.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the nine month periods ended March 31, 2024 and 2023 was $94.6 million and $227.2 million, respectively. There was $350.0 million and $171.0 million available for additional borrowings as of March 31, 2024 and June 30, 2023, respectively. The effective interest rates for the revolving line of credit were 6.68% and 6.74% as of March 31, 2024 and June 30, 2023, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2024 or June 30, 2023.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At March 31, 2024, the Company was in compliance with all covenants under this bond. The interest rates at March 31, 2024 and June 30, 2023 were 6.28% and 6.11%, respectively.

Debt Issuance Costs

At March 31, 2024, net debt issuance costs associated with the credit facility and bond totaled $1.3 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $27.7 million and $34.3 million for the exchange of foreign currencies at March 31, 2024 and June 30, 2023, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2024 and 2023 are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(526)	$564	$132	$1,873
Net foreign currency transactional and re-measurement losses (gains)	1,034	(59)	1,500	(98)
Net foreign currency exchange losses	$508	$505	$1,632	$1,775

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

On April 30, 2019, the Company entered into an interest rate swap agreement to lock into a fixed LIBOR interest rate, which was amended on September 28, 2022, to change the reference rate from LIBOR to SOFR. The swap agreement has a notional amount of $100.0 million, with a $50.0 million tranche that matured on April 30, 2024 and a $50.0 million tranche scheduled to mature April 30, 2026.

On March 31, 2023, the Company entered into an interest rate swap agreement to lock into a fixed SOFR interest rate with a notional amount of $25 million and a maturity date of March 31, 2028.

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters and nine months ended March 31, 2024 and 2023.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and nine months ended March 31, 2024 and 2023, are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
	(in thousands)
Net interest income recognized as a result of interest rate swap	$(895)	$(556)	$(2,676)	$(869)
Unrealized gain (loss) in fair value of interest rate swap	1,093	(1,013)	1,021	1,837
Net increase (decrease) in accumulated other comprehensive income	198	(1,569)	(1,655)	968
Income tax effect	50	(404)	(409)	250
Net increase (decrease) in accumulated other comprehensive income, net of tax	$148	$(1,165)	$(1,246)	$718

The Company used the following derivative instruments at March 31, 2024 and June 30, 2023, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		March 31, 2024		June 30, 2023
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	—	$1
Foreign currency hedge	Prepaid expenses and other current assets	$27	—	$100	—
Interest rate swap agreement	Other non-current assets	$3,032	—	$4,687	—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	—	$15	—	—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at March 31, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$30,995	$30,995	$—
Interest rate swap agreement	3,032	—	3,032
Foreign currency hedge	27	—	27
Total assets at fair value	$34,054	$30,995	$3,059
Liabilities:
Deferred compensation plan investments, current and non-current portion	$31,005	$31,005	$—
Forward foreign currency exchange contracts	15	—	15
Total liabilities at fair value	$31,020	$31,005	$15

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

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment includes the Company’s business in mobility and barcode, POS, payments, security and networking technologies as summarized below:
•Mobility and barcode solutions - mobile computing, barcode scanners and imagers, radio frequency identification devices, barcode printing and related services
•POS and payments solutions - POS systems, integrated POS software platforms, self-service kiosks including self-checkout, payment terminals and mobile payment devices
•Security solutions - video surveillance and analytics, video management software and access control
•Networking solutions - switching, routing and wireless products and software

The Company primarily has business operations within this segment in the United States, Canada and Brazil.

Modern Communications & Cloud Segment

The Modern Communications & Cloud segment includes the Company’s business in communications and collaboration, connectivity and cloud services. Communications and collaboration solutions, delivered in the cloud, on-premise or hybrid, include voice, video, integration of communication platforms and contact center solutions. The Intelisys connectivity and cloud services include telecom, cable, Unified Communications as a Service, Contact Center as a Service, Infrastructure as a Service, Software-Defined Wide-Area Network and other cloud services. This segment includes SaaS and subscription services, which the Company offers using digital tools and platforms. The Company's business operations within this segment primarily are in the United States, Canada and Brazil.

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
	(in thousands)
Sales:
Specialty Technology Solutions	$483,704	$565,652	$1,513,926	$1,769,530
Modern Communications & Cloud	268,895	319,867	999,770	1,071,043
	$752,599	$885,519	$2,513,696	$2,840,573
Depreciation and amortization:
Specialty Technology Solutions	$2,736	$2,638	$8,390	$8,099
Modern Communications & Cloud	3,287	3,717	10,621	11,102
Corporate	719	719	2,206	2,158
	$6,742	$7,074	$21,217	$21,359
Operating income (loss):
Specialty Technology Solutions	$9,080	$19,811	$34,321	$61,345
Modern Communications & Cloud	12,989	14,468	40,004	47,253
Corporate	(4,527)	—	(5,871)	—
	$17,542	$34,279	$68,454	$108,598
Capital expenditures:
Specialty Technology Solutions	$(567)	$(520)	$(2,133)	$(1,546)
Modern Communications & Cloud	(1,853)	(1,766)	(5,152)	(5,003)
	$(2,420)	$(2,286)	$(7,285)	$(6,549)
Sales by Geography Category:
United States and Canada	$672,662	$811,963	$2,262,707	$2,584,598
International	81,353	76,722	256,067	263,017
Less intercompany sales	(1,416)	(3,166)	(5,078)	(7,042)
	$752,599	$885,519	$2,513,696	$2,840,573

	March 31, 2024	June 30, 2023
	(in thousands)
Assets:
Specialty Technology Solutions	$892,866	$1,104,103
Modern Communications & Cloud	890,122	964,066
Corporate	—	—
	$1,782,988	$2,068,169
Property and equipment, net by Geography Category:
United States and Canada	$22,846	$27,323
International	12,748	10,056
	$35,594	$37,379

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at March 31, 2024 and the consolidated financial statements at June 30, 2023.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at March 31, 2024 and June 30, 2023:

		March 31, 2024	June 30, 2023
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$10,342	$12,539
Current operating lease liabilities	Accrued expenses and other current liabilities	$3,808	$4,355
Long-term operating lease liabilities	Other long-term liabilities	$7,440	$9,329

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and nine months ended March 31, 2024 and 2023. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$1,143	$1,319	$3,786	$3,896
Variable lease cost	364	396	1,069	1,158
	$1,507	$1,715	$4,855	$5,054

Supplemental cash flow information related to the Company's operating leases for the nine months ended March 31, 2024 and 2023 are presented in the table below:

	Nine months ended
	March 31,
	2024	2023
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$4,019	$4,054
Right-of-use assets obtained in exchange for lease obligations	840	746

The weighted-average remaining lease term and discount rate at March 31, 2024 are presented in the table below:

March 31, 2024
Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	5.00%

The following table presents the maturities of the Company's operating lease liabilities at March 31, 2024:

Operating leases
(in thousands)
2024	$1,219
2025	4,169
2026	3,618
2027	3,176
2028	1,118
Thereafter	523
Total future payments	13,823
Less: amounts representing interest	2,575
Present value of lease payments	$11,248
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

During the Company's due diligence for the Network1 acquisition completed in 2016, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.6 million and $3.4 million at March 31, 2024 and June 30, 2023.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$16	$16
Other non-current assets	$4,003	$4,150
Liabilities
Accrued expenses and other current liabilities	$16	$16
Other long-term liabilities	$4,003	$4,150

(13) Income Taxes

Income taxes for the quarters and nine months ended March 31, 2024 and 2023 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended March 31, 2024, a discrete net tax benefit of $1.5 million was recorded, which is attributable to an income tax recovery in Brazil related to a prior period.

The Company’s effective tax rate of 28.7% and 21.0% for the quarter and nine months ended March 31, 2024, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, discrete items, nondeductible expenses and state income taxes. The Company's effective tax rates were 29.1% and 27.8% for the quarter and nine months ended March 31, 2023.

As of March 31, 2024, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the nine months ended March 31, 2024, foreign subsidiaries did not repatriate cash to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.2 million of total gross unrecognized tax benefits at March 31, 2024 and June 30, 2023. Of this total at March 31, 2024, approximately $1.0 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At March 31, 2024 and June 30, 2023, the Company had approximately $1.2 million accrued for interest and penalties.

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

(15) Restructuring

In January 2024, as part of a strategic review of organizational structure and operations, the Company executed a cost reduction and restructuring program to align our cost structure with demand expectations in our hardware business. These actions are expected to result in approximately $10.0 million in annualized savings in selling, general and administrative expenses.

The following table presents the restructuring and employee separation costs incurred for the quarter and nine months ended March 31, 2024:

	Quarter ended March 31, 2024	Nine months ended March 31, 2024
	(in thousands)
Employee separation and benefit costs	$3,923	$3,923

For the quarter and nine months ended March 31, 2024, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Specialty Technology Solutions or Modern Communications & Cloud segments.

Accrued restructuring costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the nine months ended March 31, 2024:

Accrued Expenses
(in thousands)
Balance at June 30, 2023	$—
Charged to expense	3,923
Cash payments	(1,125)
Balance at March 31, 2024	$2,798

The remaining balance as of March 31, 2024 of $2.8 million is expected to be paid through the third quarter of fiscal year 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from more than 500 leading suppliers of mobility, barcode, POS, payments, physical security, networking, unified communications, collaboration, connectivity and cloud services to our approximately 25,000 customers located primarily in the United States, Canada and Brazil.

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate primarily in the United States, Canada and Brazil:

•Specialty Technology Solutions
•Modern Communications & Cloud

We sell hardware, SaaS, connectivity and cloud services from leading technology suppliers to customers that are designed to solve end users' challenges. We operate distribution facilities that support our United States and Canada business in Mississippi, California and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

Our key suppliers include AT&T, Aruba/HPE, Avaya, Axis, Cisco, Comcast Business, Dell, Extreme, Five9, Hanwha, Honeywell, Ingenico, Lumen, Microsoft, NCR, Poly HP, RingCentral, Verifone, Verizon, Zebra Technologies and Zoom.

Recent Developments

In January 2024, as part of a strategic review of organizational structure and operations, the Company executed a cost reduction and restructuring program to align our cost structure with demand expectations in our hardware business. These actions are expected to result in approximately $10.0 million in annualized savings in selling, general and administrative expenses.

On December 19, 2023 we completed the sale of our UK-based intY business. We retained our CASCADE cloud services distribution platform, which has been used to grow the Cisco and Microsoft subscription business in the United States and Brazil.

Our Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating hybrid technology solutions through a growing ecosystem of partners by leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our customers, suppliers and employees through operational excellence. Our hybrid distribution strategy relies on a channel sales model to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to customers that solve end users’ challenges. ScanSource enables customers to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our customers access to additional services. As a trusted adviser to our customers, we provide solutions through our strong understanding of end user needs. We have plans to expand our investments in the Agency Channel in the near term.

Results of Operations

Net Sales

We have two reportable segments, which are based on technology type. The following tables summarize our net sales results by business segment and by geographic location for the quarters and nine months ended March 31, 2024 and 2023:

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures (a)
Net Sales by Segment:	2024	2023	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$483,704	$565,652	$(81,948)	(14.5)%	(14.6)%
Modern Communications & Cloud	268,895	319,867	(50,972)	(15.9)%	(16.3)%
Total net sales	$752,599	$885,519	$(132,920)	(15.0)%	(15.2)%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Divestitures (a)
	2024	2023	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$1,513,926	$1,769,530	$(255,604)	(14.4)%	(14.6)%
Modern Communications & Cloud	999,770	1,071,043	(71,273)	(6.7)%	(7.6)%
Total net sales	$2,513,696	$2,840,573	$(326,877)	(11.5)%	(11.9)%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. For the quarter and nine months ended March 31, 2024, net sales decreased $81.9 million, or 14.5%, and $255.6 million, or 14.4%, respectively, compared to the prior-year period. Excluding the foreign exchange positive impact, adjusted net sales decreased $82.6 million, or 14.6%, and $258.0 million, or 14.6%, for the quarter and nine months ended March 31, 2024, respectively, compared to the prior-year period. The decrease in net sales and adjusted net sales for the quarter is primarily due to lower sales volumes across technologies. The decrease in net sales and adjusted net sales for the nine-month period is primarily due to lower sales volumes in our mobility and barcoding business, partially offset by an increase in networking sales.
Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America, Brazil and the UK. For the quarter and nine months ended March 31, 2024, net sales decreased $51.0 million, or 15.9%, and $71.3 million, or 6.7%, respectively, compared to the prior-year period. Excluding the foreign exchange positive impact and the impact of divestitures, adjusted net sales decreased $51.6 million, or 16.3%, and $80.5 million, or 7.6%, for the quarter and nine months ended March 31, 2024, compared to the prior-year period. The decrease in net sales and adjusted net sales for the quarter is primarily due to lower sales volumes in communications hardware and Cisco products. The decrease in net sales and adjusted net sales for the nine month period is primarily due to lower sales volume in communications hardware products, partially offset by growth in Cisco products. Net billings for Intelisys increased to approximately $2.68 billion annualized. Intelisys net sales for the quarter and nine months ended March 31, 2024 increased 4.0% and 6.7%, respectively, year-over-year.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures (a)
Net Sales by Geography:	2024	2023	$ Change	% Change
	(in thousands)
United States and Canada	$671,246	$808,797	$(137,551)	(17.0)%	(17.0)%
International	81,353	76,722	4,631	6.0%	4.5%
Total net sales	$752,599	$885,519	$(132,920)	(15.0)%	(15.2)%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Divestitures (a)
	2024	2023	$ Change	% Change
	(in thousands)
United States and Canada	$2,257,629	$2,577,556	$(319,927)	(12.4)%	(12.4)%
International	256,067	263,017	(6,950)	(2.6)%	(7.2)%
Total net sales	$2,513,696	$2,840,573	$(326,877)	(11.5)%	(11.9)%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.

Gross Profit

The following table summarizes our gross profit for the quarters and nine months ended March 31, 2024 and 2023:

	Quarter ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$45,077	$57,664	$(12,587)	(21.8)%	9.3%	10.2%
Modern Communications & Cloud	49,404	54,098	(4,694)	(8.7)%	18.4%	16.9%
Gross profit	$94,481	$111,762	$(17,281)	(15.5)%	12.6%	12.6%

	Nine months ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$141,393	$172,800	$(31,407)	(18.2)%	9.3%	9.8%
Modern Communications & Cloud	160,345	167,781	(7,436)	(4.4)%	16.0%	15.7%
Gross profit	$301,738	$340,581	$(38,843)	(11.4)%	12.0%	12.0%

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

Specialty Technology Solutions

For the quarter ended March 31, 2024, gross profit dollars for the Specialty Technology Solutions segment declined $12.6 million, or 21.8%, compared to the prior-year quarter. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $8.4 million. Gross profit margin decreased 88 basis points quarter-over-quarter to 9.3%. Gross margin mix negatively impacted gross profit by $4.2 million largely due to lower vendor program recognition.

For the nine months ended March 31, 2024, gross profit dollars decreased $31.4 million, or 18.2%, compared to the prior-year period. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit by $25.0 million. Gross profit margin decreased 43 basis points year-over-year to 9.3%. Gross margin mix negatively impacted gross profit by $6.4 million largely from lower vendor program recognition partially offset by lower freight costs.

Modern Communications & Cloud

For the quarter ended March 31, 2024, gross profit dollars for the Modern Communications & Cloud segment decreased $4.7 million, or 8.7%, compared to the prior-year quarter. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $8.6 million. Gross profit margin increased 146 basis points quarter-over-quarter to 18.4%. Gross margin mix positively impacted gross profit by $3.9 million largely from a more favorable sales mix, partially offset by lower vendor program recognition.

For the nine months ended March 31, 2024, gross profit dollars declined $7.4 million, or 4.4%, compared to the prior-year period. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $11.2 million. Gross profit margin increased 37 basis points year-over-year to 16.0%. Gross margin mix positively impacted gross profit dollars by $3.7 million primarily from a reduction in freight costs.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2024 and 2023:

	Quarter ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Selling, general and administrative expenses	$66,574	$70,669	$(4,095)	(5.8)%	8.8%	8.0%
Depreciation expense	2,690	2,644	46	1.7%	0.4%	0.3%
Intangible amortization expense	3,752	4,170	(418)	(10.0)%	0.5%	0.5%
Restructuring and other charges	3,923	—	3,923	100.0%	0.5%	0.0%
Operating expenses	$76,939	$77,483	$(544)	(0.7)%	10.2%	8.8%

	Nine months ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Selling, general and administrative expenses	$208,930	$211,337	$(2,407)	(1.1)%	8.3%	7.4%
Depreciation expense	8,449	8,085	364	4.5%	0.3%	0.3%
Intangible amortization expense	11,982	12,561	(579)	(4.6)%	0.5%	0.4%
Restructuring and other charges	3,923	—	3,923	100.0%	0.2%	0.0%
Operating expenses	$233,284	$231,983	$1,301	0.6%	9.3%	8.2%

Selling, general and administrative expenses (“SG&A”) decreased by $4.1 million, or 5.8%, for the quarter ended March 31, 2024, compared to the prior-year period. The decrease for the quarter ended March 31, 2024 is primarily attributable to lower employee costs for the quarter.

For the nine months ended March 31, 2024, SG&A expenses decreased by $2.4 million, or 1.1%, compared to the prior-year period. The decrease for the nine months ended March 31, 2024 is primarily attributable to lower employee costs, partially offset by higher bad debt expense as a result of increases in specific customer reserves.

Restructuring and other charges incurred of $3.9 million during the quarter ended March 31, 2024 related to employee separation and benefit costs in connection with our expense reduction and restructuring plans implemented in January 2024.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2024 and 2023:

	Quarter ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$9,080	$19,811	$(10,731)	(54.2)%	1.9%	3.5%
Modern Communications & Cloud	12,989	14,468	(1,479)	(10.2)%	4.8%	4.5%
Corporate	(4,527)	—	(4,527)	nm*	nm*	nm*
Operating income	$17,542	$34,279	$(16,737)	(48.8)%	2.3%	3.9%

	Nine months ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$34,321	$61,345	$(27,024)	(44.1)%	2.3%	3.5%
Modern Communications & Cloud	40,004	47,253	(7,249)	(15.3)%	4.0%	4.4%
Corporate	(5,871)	—	(5,871)	nm*	nm*	nm*
Operating income	$68,454	$108,598	$(40,144)	(37.0)%	2.7%	3.8%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $10.7 million, or 54.2%, and $27.0 million, or 44.1%, respectively, for the quarter and nine months ended March 31, 2024, compared to the prior-year period. Operating margin decreased to 1.9% and 2.3% for the quarter and nine months ended March 31, 2024, respectively. The decrease in operating income and margin for the quarter is primarily due to lower gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income decreased $1.5 million, or 10.2%, and $7.2 million, or 15.3%, respectively, for the quarter and nine months ended March 31, 2024 compared to the prior-year period. Operating margin increased to 4.8% for the quarter ended March 31, 2024 driven by higher gross profit margin for the quarter. For the nine months ended March 31, 2024 operating margin decreased to 4.0%. Operating income and margin decreased for the nine month period primarily from lower gross profits.

Corporate

For the quarter and nine months ended March 31, 2024, Corporate operating loss of $4.5 million and $5.9 million, represents costs associated with the sale of our intY business, cyberattack restoration cost and restructuring costs.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2024 and 2023:

	Quarter ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Interest expense	$2,001	$5,715	$(3,714)	(65.0)%	0.3%	0.6%
Interest income	(2,652)	(1,710)	(942)	55.1%	(0.4)%	(0.2)%
Net foreign exchange losses	508	505	3	0.6%	0.1%	0.1%
Gain on sale of business	—	—	—	nm*	—%	—%
Other, net	(267)	(144)	(123)	85.4%	(0.0)%	(0.0)%
Total other (income) expense, net	$(410)	$4,366	$(4,776)	(109.4)%	(0.1)%	0.5%

	Nine months ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Interest expense	$10,947	$14,223	$(3,276)	(23.0)%	0.4%	0.5%
Interest income	(6,096)	(5,327)	(769)	14.4%	(0.2)%	(0.2)%
Net foreign exchange losses	1,632	1,775	(143)	(8.1)%	0.1%	0.1%
Gain on sale of business	(14,533)	—	(14,533)	nm*	(0.6)%	—%
Other, net	(641)	(461)	(180)	39.0%	(0.0)%	(0.0)%
Total other (income) expense, net	$(8,691)	$10,210	$(18,901)	(185.1)%	(0.3)%	0.4%
*nm - percentages are not meaningful

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter and nine months ended March 31, 2024 compared to the prior-year periods, primarily from lower average borrowings on our multi-currency revolving credit facility.

Interest income increased for the quarter and nine months ended March 31, 2024 primarily from interest earned on higher cash balances in North America.

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

For the nine months ended March 31, 2024, we recognized a $14.5 million gain on the sale of our UK-based intY business.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2024, income tax expense was $5.1 million and $16.2 million, respectively, reflecting an effective tax rate of 28.7% and 21.0%, respectively. In comparison, for the quarter and nine months ended March 31, 2023, income tax expense was $8.7 million and $27.4 million, respectively, reflecting an effective tax rate of 29.1% and 27.8%, respectively. The decrease in the effective tax rate for the quarter is due to a $1.5 million discrete tax benefit, which is attributable to an income tax recovery in Brazil related to a prior period. We expect the effective tax rate, excluding discrete items, for fiscal year 2024 to be approximately 29.2% to 30.2%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles (“US GAAP” or “GAAP”), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income; non-GAAP pre-tax income; non-GAAP net income; non-GAAP EPS; adjusted earnings before interest expense, income taxes, depreciation, and amortization (“adjusted EBITDA”); adjusted return on invested capital (“adjusted ROIC”); and constant currency. Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended March 31, 2024 and 2023, respectively:

	Quarter ended March 31,
	2024	2023
Adjusted return on invested capital ratio, annualized (a)	12.1%	14.6%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 91 days in the current and 90 days in the prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$12,806	$21,221
Plus: Interest expense	2,001	5,715
Plus: Income taxes	5,146	8,692
Plus: Depreciation and amortization	6,742	7,074
EBITDA (non-GAAP)	26,695	42,702
Plus: Tax recovery	(515)	—
Plus: Share-based compensation	2,388	2,954
Plus: Acquisition and divestiture costs	511	—
Plus: Cyberattack restoration costs	93	—
Plus: Restructuring costs	3,923	—
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$33,095	$45,656

	Quarter ended March 31,
	2024	2023
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$953,601	$862,386
Equity – end of the quarter	944,051	878,895
Plus: Share-based compensation, net	1,784	2,191
Plus: Cyberattack restoration costs, net	69	—
Plus: Acquisition and divestiture costs (a)	511	—
Plus: Restructuring, net	2,935	—
Plus: Tax recovery, net	(1,648)	—
Average equity	950,652	871,736
Average funded debt (b)	153,131	398,318
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,103,783	$1,270,054

(a) Acquisition and divestiture costs are generally non-deductible for tax purposes.
(b)Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

Net Sales in Constant Currency Excluding Acquisitions and Divestitures

We make references to “constant currency,” a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior year period. We also exclude the impact of acquisitions or divestitures prior to the first full year of operations from the acquisition or divestiture date in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and the impact of acquisitions and divestitures. Below we show organic growth by providing a non-GAAP reconciliation of net sales in constant currency excluding acquisitions and divestitures:

Net Sales by Segment:
	Quarter ended March 31,
	2024	2023	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$483,704	$565,652	$(81,948)	(14.5)%
Foreign exchange impact (a)	(620)	—
Non-GAAP net sales	$483,084	$565,652	$(82,568)	(14.6)%

Modern Communications & Cloud:
Net sales, reported	$268,895	$319,867	$(50,972)	(15.9)%
Foreign exchange impact (a)	(3,177)	—
Less: Divestitures	—	(2,530)
Non-GAAP net sales	$265,718	$317,337	$(51,619)	(16.3)%

Consolidated:
Net sales, reported	$752,599	$885,519	$(132,920)	(15.0)%
Foreign exchange impact (a)	(3,797)	—
Less: Divestitures	—	(2,530)
Non-GAAP net sales	$748,802	$882,989	$(134,187)	(15.2)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2024 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2023.

Net Sales by Segment:
	Nine months ended March 31,
	2024	2023	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$1,513,926	$1,769,530	$(255,604)	(14.4)%
Foreign exchange impact (a)	(2,440)	—
Non-GAAP net sales	$1,511,486	$1,769,530	$(258,044)	(14.6)%

Modern Communications & Cloud
Net sales, reported	$999,770	$1,071,043	$(71,273)	(6.7)%
Foreign exchange impact (a)	(12,178)	—
Less: Divestitures	(3,747)	(6,737)
Non-GAAP net sales	$983,845	$1,064,306	$(80,461)	(7.6)%

Consolidated:
Net sales, reported	$2,513,696	$2,840,573	$(326,877)	(11.5)%
Foreign exchange impact (a)	(14,618)	—
Less: Divestitures	(3,747)	(6,737)
Non-GAAP net sales	$2,495,331	$2,833,836	$(338,505)	(11.9)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2024 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2023.

Net Sales by Geography:
	Quarter ended March 31,
	2024	2023	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$671,246	$808,797	$(137,551)	(17.0)%

International:
Net sales, reported	$81,353	$76,722	$4,631	6.0%
Foreign exchange impact (a)	(3,797)	—
Less: Divestitures	—	(2,530)
Non-GAAP net sales	$77,556	$74,192	$3,364	4.5%

Consolidated:
Net sales, reported	$752,599	$885,519	$(132,920)	(15.0)%
Foreign exchange impact (a)	(3,797)	—
Less: Divestitures	—	(2,530)
Non-GAAP net sales	$748,802	$882,989	$(134,187)	(15.2)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2024 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2023.

	Nine months ended March 31,
	2024	2023	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,257,629	$2,577,556	$(319,927)	(12.4)%

International:
Net sales, reported	$256,067	$263,017	$(6,950)	(2.6)%
Foreign exchange impact (a)	(14,618)	—
Less: Divestitures	(3,747)	(6,737)
Non-GAAP net sales	$237,702	$256,280	$(18,578)	(7.2)%

Consolidated:
Net sales, reported	$2,513,696	$2,840,573	$(326,877)	(11.5)%
Foreign exchange impact (a)	(14,618)	—
Less: Divestitures	(3,747)	(6,737)
Non-GAAP net sales	$2,495,331	$2,833,836	$(338,505)	(11.9)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2024 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2023.

Operating Income by Segment:
	Quarter ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$9,080	$19,811	$(10,731)	(54.2)%	1.9%	3.5%
Adjustments:
Amortization of intangible assets	358	358	—
Non-GAAP operating income	$9,438	$20,169	$(10,731)	(53.2)%	2.0%	3.6%

Modern Communications & Cloud:
GAAP operating income	$12,989	$14,468	$(1,479)	(10.2)%	4.8%	4.5%
Adjustments:
Amortization of intangible assets	3,394	3,812	(418)
Tax recovery (a)	(515)	—	(515)
Non-GAAP operating income	$15,868	$18,280	$(2,412)	(13.2)%	5.9%	5.7%

Corporate:
GAAP operating loss	$(4,527)	$—	$(4,527)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	511	—	511
Restructuring costs	3,923	—	3,923
Cyberattack restoration costs	93	—	93
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$17,542	$34,279	$(16,737)	(48.8)%	2.3%	3.9%
Adjustments:
Amortization of intangible assets	3,752	4,170	(418)
Cyberattack restoration costs	93	—	93
Tax recovery (a)	(515)	—	(515)
Acquisition and divestiture costs	511	—	511
Restructuring costs	3,923	—	3,923
Non-GAAP operating income	$25,306	$38,449	$(13,143)	(34.2)%	3.4%	4.3%
(a) Recovery of prior period withholding and other taxes in Brazil.

Operating Income by Segment:
	Nine months ended March 31,				% of Net Sales March 31,
	2024	2023	$ Change	% Change	2024	2023
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$34,321	$61,345	$(27,024)	(44.1)%	2.3%	3.5%
Adjustments:
Amortization of intangible assets	3,784	3,874	(90)
Non-GAAP operating income	$38,105	$65,219	$(27,114)	(41.6)%	2.5%	3.7%

Modern Communications & Cloud:
GAAP operating income	$40,004	$47,253	$(7,249)	(15.3)%	4.0%	4.4%
Adjustments:
Amortization of intangible assets	8,198	8,687	(489)
Tax recovery (a)	(1,901)	(2,858)	957
Non-GAAP operating income	$46,301	$53,082	$(6,781)	(12.8)%	4.6%	5.0%

Corporate:
GAAP operating loss	$(5,871)	$—	$(5,871)	nm*	nm*	nm*
Adjustments:
Cyberattack restoration costs	733	—	733
Acquisition and divestiture costs	1,215	—	1,215
Restructuring costs	3,923	—	3,923
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$68,454	$108,598	$(40,144)	(37.0)%	2.7%	3.8%
Adjustments:
Amortization of intangible assets	11,982	12,561	(579)
Cyberattack restoration costs	733	—	733
Tax recovery (a)	(1,901)	(2,858)	957
Acquisition and divestiture costs	1,215	—	1,215
Restructuring costs	3,923	—	3,923
Non-GAAP operating income	$84,406	$118,301	$(33,895)	(28.7)%	3.4%	4.2%
(a) Recovery of prior period withholding and other taxes in Brazil.

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

	Quarter ended March 31, 2024
	GAAP Measure	Intangible amortization expense	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$66,574	$—	$(511)	$(3,923)	$515	$(93)	$62,562
Operating income	17,542	3,752	511	3,923	(515)	93	25,306
Pre-tax income	17,952	3,752	511	3,923	(515)	93	25,716
Net income	12,806	2,788	511	2,935	(1,648)	69	17,461
Diluted EPS	$0.50	$0.11	$0.02	$0.12	$(0.06)	$—	$0.69

	Quarter ended March 31, 2023
	GAAP Measure	Intangible amortization expense	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$70,669	$—	$—	$—	$—	$—	$70,669
Operating income	34,279	4,170	—	—	—	—	38,449
Pre-tax income	29,913	4,170	—	—	—	—	34,083
Net income	21,221	3,109	—	—	—	—	24,330
Diluted EPS	$0.83	$0.12	$—	$—	$—	$—	$0.96

(a) Acquisition and divestiture costs for the quarter ended March 31, 2024 are generally nondeductible for tax purposes.
(b) Reflects gain on the sale of the UK-based intY business. This transaction resulted in a capital loss for tax purposes. The Company did not record a tax provision on the capital loss since there were no offsetting capital gains.

	Nine months ended March 31, 2024
	GAAP Measure	Intangible amortization expense	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Gain on sale of a business (b)	Non-GAAP measure

SG&A expenses	$208,930	$—	$(1,215)	$(3,923)	$1,901	$(733)	$—	$204,960
Operating income	68,454	11,982	1,215	3,923	(1,901)	733	—	84,406
Pre-tax income	77,145	11,982	1,215	3,923	(1,901)	733	(14,533)	78,564
Net income	60,964	8,909	1,215	2,935	(2,288)	548	(14,533)	57,750
Diluted EPS	$2.41	$0.35	$0.05	$0.12	$(0.09)	$0.02	$(0.57)	$2.28

	Nine months ended March 31, 2023
	GAAP Measure	Intangible amortization expense	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Gain on sale of a business (b)	Non-GAAP measure

SG&A expenses	$211,337	$—	$—	$—	$2,858	$—	$—	$214,195
Operating income	108,598	12,561	—	—	(2,858)	—	—	118,301
Pre-tax income	98,388	12,561	—	—	(2,858)	—	—	108,091
Net income	70,997	9,363	—	—	(1,886)	—	—	78,474
Diluted EPS	$2.79	$0.37	$—	$—	$(0.07)	$—	$—	$3.09

(a) Acquisition and divestiture costs for the quarter ended March 31, 2024 are generally nondeductible for tax purposes.
(b) Reflects gain on the sale of the UK-based intY business. This transaction resulted in a capital loss for tax purposes. The Company did not record a tax provision on the capital loss since there were no offsetting capital gains.

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

Our cash and cash equivalents balance totaled $159.1 million at March 31, 2024, compared to $36.2 million at June 30, 2023, including $23.4 million and $31.0 million held outside of the United States at March 31, 2024 and June 30, 2023, respectively. Checks released but not yet cleared in the amount of $0.2 million and $8.0 million are included in accounts payable at March 31, 2024 and June 30, 2023, respectively.

We conduct business primarily in North America and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, decreased $256.4 million to $563.3 million at March 31, 2024 from $819.7 million at June 30, 2023, primarily from decreases in inventory and accounts receivable, partially offset by lower accounts payable, as a result of lower sales volume and our multi-quarter working capital improvement plan. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Nine months ended
	March 31,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$316,908	$(20,508)
Investing activities	10,693	(6,549)
Financing activities	(203,941)	25,565

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash provided by operating activities was $316.9 million for the nine months ended March 31, 2024, compared to $20.5 million used in operating activities in the prior-year period. Cash provided by operating activities for the nine months ended March 31, 2024 is primarily attributable to net income adjusted for non-cash items plus, reductions in inventory and accounts receivable, partially offset by a reduction in accounts payable. Compared to June 30, 2023, inventory and accounts receivable decreased 30% and 22% respectively, while accounts payable decreased 20%. Cash used in operating activities for the nine months ended March 31, 2023 is primarily attributable to increases in inventory of 22% compared to June 30, 2022, partially offset by net income adjusted for non-cash items.

The number of days sales outstanding ("DSO") was 71 days at March 31, 2024, compared to 72 days at June 30, 2023 and 70 days at March 31, 2023. Inventory turned 4.8 times during the quarter ended March 31, 2024, compared to 4.4 times during the quarter ended June 30, 2023 and 4.1 times in the prior-year quarter ended March 31, 2023.

Cash provided by investing activities for the nine months ended March 31, 2024 was $10.7 million, compared to $6.5 million used in investing activities in the prior-year period. Cash provided by investing activities for the nine months ended March 31, 2024 is largely due to cash received from the sale of our intY UK business, partially offset by capital expenditures. Cash used in investing activities for the nine months ended March 31, 2023 represents capital expenditures.

Management expects capital expenditures for fiscal year 2024 to range from $8.0 million to $10.0 million, primarily for IT investments and facility improvements.

For the nine months ended March 31, 2024, cash used in financing activities totaled $203.9 million, compared to $25.6 million provided by financing activities for the prior-year period. Cash used in financing activities for the nine months ended March 31, 2024 is primarily attributable to net repayments on the revolving credit facility. Cash provided by financing activities for the nine months ended March 31, 2023 is primarily attributable to net borrowings on the revolving credit facility.

Share Repurchase Authorization

In August 2021, our Board of Directors approved a $100.0 million share repurchase authorization of which approximately $45.0 million remained outstanding as of March 31, 2024.The authorization does not have any time limit.

In May 2024, our Board of Directors approved a new $100.0 million share repurchase authorization. This supplements the existing authorization. The authorization does not have any time limit.

Credit Facility

We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (as amended, the “Amended Credit Agreement”). On September 28, 2022, we amended and restated our Amended Credit Agreement, which includes (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility. The Amended Credit Agreement extended the credit facility maturity date to September 28, 2027. In addition, pursuant to an “accordion feature,” we may increase our borrowing limits up to an additional $250 million, subject to obtaining additional credit commitments from the lenders participating in the increase. The Amended Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the Amended Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. We incurred debt issuance costs of $1.4 million in connection with the amendment and restatement of the Amended Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

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

During the quarter and nine months ended March 31, 2024, our borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of March 31, 2024 was 1.25% for SOFR-based loans and 0.25% for alternate base rate loans. The commitment fee rate in effect at March 31, 2024 was 0.20%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at March 31, 2024.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the quarters ended March 31, 2024 and 2023 was $94.6 million and $227.2 million, respectively. There was $350.0 million and $171.0 million available for additional borrowings as of March 31, 2024 and June 30, 2023, respectively. The effective interest rates for the revolving line of credit were 6.68% and 6.74% as of March 31, 2024 and June 30, 2023, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2024 or June 30, 2023. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Amended Credit Agreement as of March 31, 2024, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Amended Credit Agreement lending group has been strong and we anticipate their continued support of our long-term business.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at March 31, 2024. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at March 31, 2024. During the quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In August 2021, our Board of Directors authorized a $100 million share repurchase program. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended March 31, 2024 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1 - 31, 2024	—	—	—	$ 64,913,399
February 1- 29, 2024	195,300	$ 41.87	195,300	$ 56,736,366
March 1 - 31, 2024	277,718	$ 43.26	274,581	$ 44,903,009
Total	473,018		469,881	$ 44,903,009

(1) Includes 3,137 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the month of March 2024. There were no shares withheld during the months of January and February 2024.

Subsequent to March 31, 2024, our Board of Directors approved a new $100 million share repurchase authorization increasing the current remaining availability.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended March 31, 2024, none of our directors or our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933), except as follows:

On February 29, 2024, Steve Jones, our Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and that provides for the sales of up to 8,500 shares of our common stock under Rule 144. The duration of such trading arrangement will be until February 10, 2025 (or earlier if all transactions under the trading arrangement have been completed or certain other events occur).

On May 1, 2024, the Board of Directors determined that the Company’s Annual Meeting of Shareholders will take place at 9:00 a.m., local time, on Tuesday, December 10, 2024, at 6 Logue Court, Greenville, South Carolina 29615 (the “December 2024 Annual Meeting”). All other relevant information concerning the December 2024 Annual Meeting will be included in the Company’s proxy materials to be distributed in connection with the December 2024 Annual Meeting, which will be filed with the SEC and made available to the Company’s shareholders at a later date.

Because the date of the December 2024 Annual Meeting is more than 30 days prior to the anniversary date of the Company’s Annual Meeting of Shareholders held on January 25, 2024, the Company is providing notice of the due dates for submissions of qualified shareholder proposals and shareholder director nominations.

Pursuant to Rule 14a-8 of the Exchange Act, shareholder proposals intended to be included in the Company’s proxy materials must be delivered in writing to the Company’s principal executive offices no later than a reasonable time before the Company begins to print and send such proxy materials. Accordingly, to be eligible for inclusion in the proxy materials for the December 2024 Annual Meeting pursuant to Rule 14a-8 of the Exchange Act, shareholder proposals (including any additional information specified in the Company’s Amended and Restated Bylaws (as in effect on the date hereof, the “Bylaws)) must be received by our Corporate Secretary at the Company’s principal executive offices no later than August 12, 2024.

A shareholder proposal or director nomination (including nominations pursuant to Rule 14a-19 under the Exchange Act) outside of Rule 14a-8 under the Exchange Act and pursuant to the Bylaws must be received by our Corporate Secretary at the Company’s principal executive offices no later than September 11, 2024.

Shareholder proposals and shareholder director nominations must comply with all applicable requirements set forth in the rules and regulations of the SEC, the Exchange Act, and the Bylaws. Any stockholder proposal for inclusion in the Company’s proxy materials, notice of proposed business to be brought before the December 2024 Annual Meeting or director nomination should be sent to the Corporate Secretary and the following address: ScanSource, Inc., 6 Logue Court, Greenville, South Carolina 29615, Attention: Shana C. Smith, Corporate Secretary.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws

10.1
Suspension of Rights Agreement, dated as of April 16, 2024, to the Third Amended and Restated Credit Agreement, dated as of September 28, 2022 among, ScanSource, Inc., the Subsidiary Borrowers from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank and the other lenders party thereto.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2024 and June 30, 2023; (ii) the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2024 and 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended March 31, 2024 and 2023; (iv) the Condensed Consolidated Statements of Shareholder's Equity at March 31, 2024 and 2023; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	May 7, 2024	/s/ MICHAEL L. BAUR
Michael L. Baur
Chair and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2024	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2024	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)