Form 10-K
period 2024-06-30
SCANSOURCE, INC.
filed 2024-08-27
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number: 000-26926
 _______________________________________________

ScanSource, Inc.
(Exact name of registrant as specified in its charter)

South Carolina		57-0965380
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6 Logue Court		29615
Greenville, South Carolina		(Zip Code)
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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant at December 31, 2023 was $978,094,206, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2024
Common Stock, no par value	24,030,822 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its definitive proxy statement for its 2024 Annual Meeting of Shareholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2024.

FORWARD-LOOKING STATEMENTS

Forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are included in the “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” “forecasts,” “seeks,” “estimates,” “goals,” “projects,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or otherwise. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on forward-looking statements as actual results could differ materially from those anticipated in such statements as a result of a number of factors including, but not limited to the following, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's growth strategy, the Company’s ability to realize synergies or other benefits from acquisitions, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, economic weakness and inflation, risk to the Company's business from a cyberattack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, relationships with the Company's key suppliers and customers or a termination or a modification of the terms under which it operates with these key suppliers and customers, changes in the Company's operating strategy and the other factors set forth in “Risk Factors” contained herein.

PART I

ITEM 1.    Business.

ScanSource, Inc. (together with its subsidiaries referred to as the “Company” or “ScanSource” or “we”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers across hardware, Software as a Service (“SaaS”), connectivity and cloud. ScanSource enables customers to deliver solutions for their end users to address changing buying and consumption patterns. ScanSource sells through multiple, specialized routes-to-market with hardware, SaaS, connectivity and cloud service offerings from the world's leading technology suppliers. We provide technology solutions and services from more than 500 leading suppliers of mobility, barcode, point-of-sale (“POS”), payments, physical security, networking, unified communications, collaboration unified communications as a service (“UCaaS”), Contact Center as a Service (“CCaaS”), connectivity and cloud services.

ScanSource was incorporated in South Carolina in 1992 and serves approximately 25,000 customers. Net sales for fiscal year ended June 30, 2024 totaled $3.26 billion. Our common stock trades on the NASDAQ Global Select Market under the symbol “SCSC.”

Our customers include businesses of all sizes that sell to end-customers across many industries. Our customer channels include value-added resellers (“VARs”), customers or agents, independent sales organizations (“ISOs”) and independent software vendors (“ISVs”). These customer channels provide us with multiple routes-to-market. We align our teams, tools and processes around all of our customers to help them grow through reducing their costs, creating efficiencies and generating end-customer demand for business solutions. We enable our customers to create, deliver and grow hybrid technology offerings for end-customers across almost every vertical market in the United States, Canada, and Brazil.

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

Business Segments

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate in the United States, Canada and Brazil and consist of the following:
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

Modern Communications & Cloud Segment

The Modern Communications & Cloud portfolio of solutions includes communications technologies and services for voice, video conferencing, wireless, data networking, cybersecurity, cable, unified communications and collaboration, cloud and technology services. As these solutions come together on IP networks, new opportunities are created to move into adjacent solutions for all vertical markets, such as education, healthcare and government. The Intelisys recurring revenue model in the connectivity and cloud marketplace offers telecom, cable, UCaaS, CCaaS, infrastructure as a service, software-defined wide-area network and other cloud services. This segment also includes recurring revenue from our intY US businesses.

Customers

Our customers, include sales partners that are businesses of all sizes that sell to end users across industries ranging from manufacturing, warehouse and distribution, retail and e-commerce, hospitality, transportation and logistics, government, education and healthcare, among others. Our customers provide us with multiple, specialized routes-to-market through various channels, including: VARs, agents, ISOs and ISVs. No single customer accounted for more than 5% of our total net sales for the fiscal year ended June 30, 2024.

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

Agents

Agents focus on selling telecommunications and cloud services to end-customers and advise on various services, technologies and cost alternatives to help customers make informed choices. Agents typically earn monthly commissions on multi-year contract sales as they build their recurring revenue business.

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

Suppliers

We provide products and services from approximately 500 suppliers, including key suppliers AT&T, Avaya, Axis, Cisco, Comcast Business, Dell, Extreme, Five9, Fortinet, Hanwha, Honeywell, HP Poly, HPE/Aruba, Ingenico, Lumen, Microsoft, PAX Technology, RingCentral, Ubiquiti, Verifone, Verizon, Zebra Technologies and Zoom.

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

Products from two suppliers, Cisco and Zebra, each constituted more than 10% of our net sales for the fiscal year ended June 30, 2024.
•We have three non-exclusive agreements with Cisco. One agreement covers the distribution of Cisco products in the United States and has a two-year term. The second agreement covers the distribution of products in Brazil and has a two-year term. Each of these agreements must be renewed by written agreement. Either party may terminate these agreements upon 30 days' notice to the other party. The third agreement is an agency contract for North America and has a two-year term. Either party may terminate this agreement upon 60 days' prior written notice.

•We have three non-exclusive agreements with Zebra. One agreement covers sales of Zebra Enterprise Visibility & Mobility (“EVM”) products in North America and Brazil, while the other two agreements cover sales of Zebra Asset Intelligence & Tracking (“AIT”) products in North America and Brazil. The Zebra agreements each have a one-year term that automatically renews for additional one-year terms. Either party may terminate the EVM agreement upon 30 days' notice to the other party. Either party may terminate the AIT agreement for North America upon 60 days’ notice to the other party. Either party may terminate the AIT agreement for Brazil upon 90 days’ notice to the other party.

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
•Short-term periods, subject to periodic renewal, and termination rights by either party without cause upon 30 to 120 days' notice.
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

Our suppliers generally warrant their products that we sell and allow returns of defective products, including those returned to us by our customers. For certain of our product offerings, we offer a self-branded warranty program. We purchase contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill our obligations to service or replace defective products claimed on these warranty programs. To maintain customer relations, we also facilitate returns of defective products from our customers by accepting for exchange, with our prior approval, most defective products within 30 days of invoicing. In addition, local laws may in some cases impose warranty obligations on the Company.

Offerings and Markets

We currently market over 65,000 products from approximately 500 hardware, software and service suppliers to approximately 25,000 customers. We sell products and services to the United States and Canada from our facilities located in Mississippi, California and Kentucky; into Brazil from facilities located within the Brazilian states of Paraná, Espírito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms. See “Risk Factors” for a discussion of the risks related to our foreign operations.

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

We provide our customers and suppliers with an array of pre-sale business tools and value-added services, including market and technology solution expertise, education and training, product configuration tools, technical support, logistics and channel financial services. These services allow our customers to gain knowledge and experience on marketing, negotiation and selling, to improve customer service, to profitably grow their business and be more cost effective. Our business is enhanced by our ability and willingness to provide the extra level of services that keep both our sales partners and suppliers satisfied.
We offer technology solutions and services that include the following:

•Mobility and Barcode: We offer automatic identification and data capture (“AIDC”) technology that incorporates the capabilities for electronic identification and data processing without the need for manual input. These solutions consist of a wide range of products that include portable data collection terminals, wireless products, barcode label printers and scanners. As AIDC technology has become more pervasive, applications have evolved from traditional uses, such as inventory control, materials handling, distribution, shipping and warehouse management, to more advanced applications, such as healthcare.

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

•Payments: We offer payment terminals, comprehensive key injection services, reseller partner branding, extensive key libraries, ability to provide point-to-point encryption, and redundant key injection facilities. We have the resources to deliver secure payment devices that are preconfigured and ready for use. In addition, we partner with ISVs to deliver to merchants integrated tablet POS hardware that a merchant may purchase outright or “as a service,” and offer merchant hardware support and next-day replacement of tablets, terminals and peripherals.

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

•Communications and Collaboration: We offer communications and collaboration solutions, delivered through the cloud, on-premise or via a hybrid approach, such as voice, video, integration of communication platforms and contact center solutions. These offerings combine voice, video and data with computers, telecommunications and the internet to deliver communications solutions on-premise. Software and hardware products include IP-based telephony platforms, Voice over Internet Protocol systems, private branch exchanges, call center applications, video conferencing, desk phones, headsets and cloud-enabled endpoints. Cloud-delivered services, such as unified communications, contact center and video conferencing, enable end-customers to consume and pay for communications services, typically on a monthly subscription basis.

•Connectivity and Cloud Services: We offer business communications services, including voice, data, access, cable collaboration, wireless and cloud. We focus on empowering and educating sales partners so they can advise end-customers in making informed choices about services, technology and cost savings. Through our digital tools and platforms, we offer sales partners another way to grow their recurring revenue practices and take the friction out of acquiring, provisioning and managing SaaS offerings. We have contracts with more than 200 of the world’s leading telecom carriers and cloud services providers.

People and Culture

As a people-first organization, respecting and protecting our people and our partners is among our top priorities. From ensuring and supporting an inclusive and diverse workforce and partner base; providing a safe, healthy work environment, and working with suppliers and partners that share the same commitment, we are dedicated to doing what is right for our employees, channel partners and end customers.

General
Our real competitive advantage is our people, who strive to help our customers and partners grow their businesses. The foundation of ScanSource has always been based on strong values and a people-first culture and vision. To meet the needs of a changing work environment, including the rise in popularity of hybrid work models, ScanSource invested in new infrastructure, tools and programs to ensure a “productivity anywhere” outcome. In 2024, the Company was named one of the Best Places to Work in South Carolina for the eighth consecutive year.

As of June 30, 2024, we have approximately 2,300 employees, of which approximately 1,500 are in the United States and 800 are located internationally in Canada and Brazil and a strong employee remote presence. We have no organized labor or trade unions in the United States.

Professional Development

We want to help our employees succeed—both personally and professionally. We focus heavily on the intellectual and professional development of our employees, and we strive to create an immersive working environment for them. To promote personal and professional growth, we also encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications. We enhanced our learning management system, The Hub, to provide a modernized and engaging user experience for our global employees at all levels. The ScanSource Leadership Institute (“SLI”) is another important program that focuses on identifying and developing the next wave of senior leaders for the Company. The SLI program brings together twelve hand-selected leaders from our global offices for a two-week program of intensive training and development. This program promotes individual education and growth and nurtures cross-functional collaboration among colleagues.

Benefits

We offer a comprehensive benefits package which includes traditional health insurance, as well as telemedicine alternatives, life insurance, disability insurance and work-life balance resources. The financial futures of our employees are important to us, which is why we have a 401(k) program with a market-competitive employer match, a performance-based bonus program and employee ownership opportunities for a meaningful portion of our employees through our Employee Stock Purchase Plan, as well as our equity incentive grants. We also partner with Fidelity to provide employees access to knowledge and tools to help manage or plan for student loan debt. To further expand our financial wellness offerings, we offer workshops and webinars focused on student debt and general debt-counselling services.

Health and Safety

We care about our employees’ overall well-being and encourage a healthy lifestyle, both physically and mentally. That’s why we offer dedicated resources to help foster a healthy work/life balance. We have implemented a work-from-home policy for all employees across all geographies, except for our distribution centers. We are pleased with how our employees have adjusted to this new way of doing business and maintained an extremely high level of productivity and performance. With a largely remote workforce, it is critical that we continue to focus on our employees’ health. We continue to build our “360you” program, which provides employees with extensive education and training/coaching opportunities, wellness and fitness challenges, and other valuable resources.

Diversity and Inclusion

One of our core values is to promote an environment that respects and values the diverse backgrounds, interests and talents of our employees. ScanSource is committed to a diverse and inclusive workplace with our comprehensive Diversity & Inclusion (D&I) program, led by our Chief Diversity Officer (“CDO”) and an internal D&I Advisory Council. The Council is an employee-led group focused on sharing insights, ideas, and opinions from our employee base to assist in the implementation of our DEI plan. To foster an inclusive workplace, our DEI strategic plan focuses on awareness and education, workforce representation, partner diversity and community relations. Additionally, initiatives including a D&I book and movie club, educational DEI opportunities, and global employee resource groups are allowing interested employees to broaden their knowledge on various topics related to diversity and inclusion.

Board Role in People and Culture Management

Our Board of Directors (“Board”) believes that people and culture management is an important component of our continued growth and success and is essential for our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. Our Board provides oversight of the Company's policies and strategies relating to talent including corporate culture, diversity and inclusion and employee development, as well as the Company's compensation principles and practices. Our Board, through the Compensation Committee, evaluates and approves the Company's compensation plans, policies and programs applicable to our senior executives. Our Board also engages in an active succession planning process.

Employee Engagement

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

Employee Feedback

We foster opportunities for employee engagement and have multiple avenues for communication, which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs and more. We also implement employee engagement surveys globally to gather feedback and build the best environment possible for our employees.

Competition

We believe we are a leader in the specialty technology markets we serve. The market for technology products and solutions is highly competitive, both in the United States and internationally. Competitive factors include price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services and availability of technical and product information.

Our competitors include local, regional, national and international distributors, as well as suppliers that sell directly to resellers and to end users. In addition, our competitors include resellers that sell to franchisees, third-party dealers and end users. Competition has increased over the last several years as broad-line and other value-added distributors have entered the specialty technology markets. Such competition could also result in price reductions, reduced margins and loss of market share.

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

Marketing

We market our technology solutions and services through a range of digital and print channels, including online product catalogs customized for our North American and Brazilian markets; social media; search engine optimization and marketing; content marketing; content automation; e-commerce and email direct marketing, among others. Our marketing practices are tailored to fit the specific needs of our customers and suppliers - ensuring we help our partners create, deliver and manage solutions for end users across our vertical markets. Our comprehensive marketing efforts include sales promotions, advertisements, management of sales leads, trade show design and event management, advertorials, content creation, partner events and training and certification courses with leading suppliers in an effort to recruit prospective sales partners.

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

Warehouse and Shipping Strategy

We operate a 741,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee, and primarily serves North America. We also operate warehouses in California and Kentucky. Our principal warehouses for our Brazil operations are located in the Brazilian states of Paraná, Espírito Santo and Santa Catarina. Our objective is to ship all orders on the same day, using technology to expedite shipments and minimize shipping errors. We offer reduced freight rates and flexible delivery options to minimize our sales partners’ need for inventory.

Financial Services

Our sales terms include trade credit, various third-party financing options, which include leasing, flooring and other secured financing for qualified customers. These sales terms allow us to compete within our specific geographic areas to facilitate our growth plans. We believe these options reduce the customer’s need to establish multiple credit relationships.

Trade and Service Marks

We conduct our business under the trade names “ScanSource POS and Barcode,” “ScanSource Catalyst,” “ScanSource Communications,” “ScanSource Services,” “ScanSource Networking and Security,” “ScanSource KBZ,” “ScanSource Brasil,” “Network1, a ScanSource company,” “Intelisys,” “POS Portal,” “RPM Software, a ScanSource company” and “intY, a ScanSource company.”

Certain of our tradenames, trademarks and service marks are registered, or are in the process of being registered, in the United States or various other countries. We have been issued registrations for many of our marks including, among others, “ScanSource,” “Catalyst Telecom,” and “Network1” in countries in our principal markets. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them. These marks do not have value assigned to them and have a designated indefinite life. We do not believe that our operations are dependent upon any of our marks. We also sell products and provide services under various third-party tradenames, trademarks and service marks, some of which we reference in this report, and these tradenames, trademarks and service marks are the property of their respective owners.

Additional Information

Our principal internet address is www.scansource.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this annual report. We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, free of charge on www.scansource.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

ITEM 1A.    Risk Factors.

The following are certain risks that could affect our business, financial position and results of operations. These risks should be considered in connection with evaluating an investment in our company and, in particular, together with the forward-looking statements contained in this Report because these risks could cause the actual results to differ materially from those suggested by the forward-looking statements. These factors are neither presented in order of importance nor weighted. Additionally, there are other risks which could impact us that we may not describe, because we currently do not perceive them to be material or because they are presently unknown. If any of these risks develops into actual events, our business, financial condition and results of operations could be negatively affected, the market price of our common stock could decline and you may lose all or part of your investment in our common stock. We expressly disclaim any obligation to update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

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

Our personnel, systems, procedures and controls may not be adequate to effectively manage our future operations, especially as we employ personnel in multiple domestic and some international locations. We may not be able to hire, train, retain and manage the personnel required to address our growth. Failure to effectively manage our acquisition opportunities could damage our reputation, limit our future growth, and adversely affect our business, financial condition and operating results.

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

Our customers rely on our electronic ordering, information systems and website for product information, including availability, pricing and placing orders. A ransomware incident in 2023 disrupted our systems, and there can be no assurance that our systems will not fail or experience disruptions again in the future. Any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business.

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

As is customary in our industry, we extend credit to our customers, and most of our sales are on open accounts. We also provide financing to some Intelisys customers based on their future commission flows. As we grow and compete for business, our typical payment terms tend to get longer, increasing our credit risk.

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

In Brazil, we use third parties to provide warehousing and logistics services in order to provide cost-effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us, or products from us to our customers, for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third-party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. However, issues may not be timely identified, which may lead to lack of or poor execution of services, loss or litigation. Additionally, deterioration of the financial condition of our logistical and warehousing providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers and thus may adversely affect our business, financial condition and results of operations.

Inventory - The value of our inventory may be adversely affected by market and other factors.

Our business, like that of other distributors, is subject to the risk that the value of our inventory will be adversely affected by price reductions by manufacturers, by technological changes affecting the usefulness or desirability of our products or by foreign currency fluctuations. Some of our supplier agreements and certain manufacturers’ policies have some price protection and stock rotation opportunities with respect to slow-moving or obsolete inventory items; however, these protections are becoming less standard, subject to change, limited in scope and do not protect against all declines in inventory value, excess inventory, or product obsolescence, and in some instances we may not be able to fulfill all necessary conditions or successfully manage such price protection or stock rotation opportunities. In addition, these protections are not always reflected in supplier agreements and their application in a particular situation is dependent upon negotiations with our suppliers. As a result, we are required to write down the value of excess and obsolete inventory, and should any of these write-downs occur at a significant level, they could have an adverse effect on our business, financial condition and results of operations.

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

Meeting our customers’ needs quickly and fairly is critical to our business success. Transactions with our customers generally are performed on a purchase order basis rather than under long term supply agreements. Therefore, our customers can choose to purchase from other sources. From time to time, we experience shortages in availability of some products from suppliers, and this impacts customer decisions regarding whether to make purchases from us. Anything that negatively influences customer relations can also negatively impact our operating results. As a distributor in a channel business model our offerings can create channel conflict. These perceived channel conflicts can impact or customer relationships and negatively impact our operating results and our ability to retain those customers.

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

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. We are routinely involved in litigation related to commercial disputes surrounding our business activities, intellectual property disputes, employment disputes and accounts receivable collection activity. In addition, as a public company with a large shareholder base, we are susceptible to class-action lawsuits and other litigation resulting from disclosures that we or our officers and directors make (or do not make) and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured or indemnified for the potential losses; in other instances we are not. An uninsured, under-insured or non-indemnified adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations. We can make no assurances that we will ultimately be successful in any dispute that we are a party to. See Item 3. “Legal Proceedings” for further discussion of our material legal matters.

Fair value measurement of goodwill and other intangible assets - Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.

We have substantial goodwill. On at least an annual basis, we are required to assess our goodwill and other intangible assets, including but not limited to customer relationships, trademarks and trade names, for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date in the fourth quarter of each year. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying value of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges. In addition, our decision to dispose of certain of our operations has in the past and may in the future require us to recognize an impairment to the carrying value of goodwill and other intangible assets attendant to those operations. As of June 30, 2024, the Specialty Technology Solutions and Modern Communications & Cloud reporting units' goodwill balances are $16.4 million and $189.9 million, respectively. The fair value of the reporting units exceeded its carrying value by 11% and 33%, respectively, as of the annual goodwill impairment testing date. Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated shareholders' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

International operations - Our international operations expose us to risks that are different from, and possibly greater than, the risks we are exposed to domestically.

We currently have significant facilities outside the United States. For fiscal year ending June 30, 2024, approximately 10.4% of our revenue is derived from our international operations outside of the United States and Canada. These operations are subject to a variety of risks that are different from the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

•Fluctuations of foreign currency and exchange rates, which can impact sales, costs of goods sold and the reporting of our results from operations and financial conditions, including the value of certain assets on our financial statements;
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
•Changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), and laws related to data privacy and other similar privacy laws that impact our IT systems and processes;
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

We have substantial operations in Brazil and face risks related to these countries’ complex tax, labor, trade compliance and consumer protection laws and regulations. Additionally, developing markets such as Brazil have greater political volatility and vulnerability to infrastructure and labor disruptions, are more likely to experience market and interest rate fluctuations and may have higher inflation. In addition, doing business in foreign countries poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating underdeveloped infrastructure and identifying and retaining qualified suppliers, resellers, agents and service providers, among other risks. Furthermore, in developing markets it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery laws. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In addition, competition in developing markets is increasing. If we cannot successfully increase our business, our product sales, our financial condition and results of operations could be adversely affected.

Quarterly fluctuations - Our net sales and operating results are dependent on several factors. Our net sales will fluctuate from quarter to quarter, and these fluctuations may cause volatility in our stock price.

Our net sales and operating results may fluctuate quarterly and, as a result, our performance in one period may vary significantly from our performance in the preceding quarter, and may differ significantly from our performance forecast from quarter to quarter. The impact of these variances may cause volatility in our stock price. Additionally, any past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in the future as our operating results may fluctuate significantly quarter to quarter. The results of any quarterly period are not indicative of results to be expected for a full fiscal year.

Centralized functions - We have centralized several functions to provide efficient support to our business. As a result, a loss or reduction of use of one of our locations could have an adverse effect on our business operations and financial results.

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products to the majority of North America from a single warehouse. Similarly, for our primary business operations, we utilize a single information system based in the United States for the majority of our North American operations, while our Brazilian operations utilize a separate system. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions as a result of natural disasters, prolonged inclement weather, security breaches (including cyberattacks) or otherwise would significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and increased competition for, or lack of access to, critical services, such as freight and communications.

Risk Factors Related to our Industry

Competition - We experience intense competition in all our markets. This competition could result in reduced margins and loss of our market share.

Our markets are fiercely competitive. We compete on the basis of price, product and service availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability and terms, ability to tailor solutions to the needs of our customers, quality and breadth of product line and services and availability of technical and product information. Our competitors include local, regional, national and international distributors as well as hardware and service suppliers that sell directly to resellers and to end-customers. In addition, we compete with resellers and master agents that sell to franchisees, third-party dealers and end-customers. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Certain smaller, regional competitors, that are specialty two-tier or mixed model master resellers may be able to respond more quickly to new or emerging technologies and changes in customer requirements in their regions. Competition has increased for our sales units as broad-line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share.

As a result of intense price competition in our industry, our gross margins and our operating profit margins historically have been narrow, and we expect them to continue to be narrow in the future. To remain competitive, we may be forced to offer more credit or extend payment terms to our customers. This could result in an increase in our need for capital, increase our financing costs, increase our bad debt expenses and have an adverse impact on our financial condition and results of operations. We may lose market share, reduce our prices in response to actions of our competitors, or withdraw from geographical markets where we do not believe we can earn appropriate margins. We expect continued intense competition as current competitors expand their operations and new competitors enter the market. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.

Disruptive technology - We may not be able to respond and adapt to rapid technological changes, evolving industry standards or changing customer needs or requirements, and thus may become less competitive.

The market for some of our products and services is subject to rapid technological change, evolving industry standards and changes in customer demand, which can contribute to a decline in value or obsolescence of inventory. Although some of our suppliers provide us with certain protections from a loss in value of inventory (such as price protection and certain return rights), we cannot be sure that such protections will fully compensate for any loss in value, or that such suppliers will choose to, or be able to, honor such agreements.

Our ability and our suppliers’ ability to anticipate and react quickly to new technology trends and customer requirements is crucial to our overall success, financial condition and results of operations. If our suppliers fail to evolve their product and service offerings, or if we fail to evolve our product and service offerings or to engage with desirable suppliers in time to respond to, and remain ahead of, new technological developments, our ability to retain or increase market share, profit margins and revenue could be adversely affected. Some of our competitors and our suppliers’ competitors may be better at adapting to disruptive technology or entering new markets. Our future success depends, in part, on our ability to adapt and manage our product and service offerings to meet customer needs at prices that our customers are willing to pay.

General Risk Factors

Cybersecurity risk - If we are the subject of a ransomware or other cyberattack, we could lose valuable financial and operational data, we could be prevented from processing customer orders, ordering and tracking inventory, and efficiently operating our business, and we could lose revenue and profits and incur significant costs. In addition, we could be subject to legal claims in the event of loss, disclosure or misappropriation of, or loss of access to, our customers’, business partners’ or our own information.

We make extensive use of online services and integrated information systems, including through third-party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer or employee information or those of our service providers or business partners may be compromised by a malicious third-party penetration of network security or impacted by the advertent or inadvertent actions or inactions of our employees, third-party service providers or business partners. With constant changes in the security landscape, experienced computer programmers and hackers may be able to penetrate our network security, or that of our third-party service providers and business partners, and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. As a result, our customers’ information may be lost, disclosed, accessed or taken without our customers’ consent.

We are subject to laws and regulations relating to customer privacy and the protection of personal information. Any such loss, disclosure or misappropriation of, or access to, our customers’ or business partners’ information or our information or other data breach affecting such information can result in legal claims or legal proceedings, including regulatory investigations and actions, and may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition.

In May 2023, we learned that we had been the subject of a ransomware attack. The attacker encrypted files that, in turn, made certain of our systems inaccessible until they were restored. This attack interrupted our ability to accept and process orders for approximately nine business days and resulted in the disclosure on the “dark web” of various information from our systems. Upon detection, we took immediate steps to address the incident, engaged third-party experts, and notified law enforcement.

We have taken steps to strengthen our existing IT security infrastructure and continue to implement additional measures to prevent unauthorized access to, or manipulation of, our systems and data. Although restoration is complete, there can be no assurance that we will not be a victim of a ransomware or other cyberattack again in the future.

Although we have insurance to offset financial losses incurred for events such as the ransomware attack we experienced in May 2023, there can be no guarantee that we will recover all insurance proceeds claimed. Any insurance proceeds received related to the cybersecurity incident will be recorded in selling, general and administrative expenses of the consolidated income statement for the relevant period.

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
We transact sales, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Volatility in foreign exchange rates increase our risk of loss related to products and services purchased in a currency other than the currency in which those products and services are sold. We maintain policies to reduce our net exposure to foreign currency exchange rate fluctuations through the use of derivative financial instruments, however there can be no assurance that fluctuations in foreign currency exchange rates will not materially affect our financial results. Because our consolidated financial statements are presented in U.S. dollars, we must translate our financial statements into U.S. dollars at exchange rates in effect during each reporting period. Therefore, increases or decreases in the exchanges rates between the U.S. dollar and other currencies we transact in may positively or negatively affect our results of operations. In addition, unexpected and dramatic changes in foreign currency exchange rates may negatively affect our earnings from foreign markets.

Economic weakness - Economic weakness and uncertainty, including the possibility of recession and heightened levels of inflation, and geopolitical uncertainty could adversely affect our results and prospects.

Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products and services, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. Economic weakness and geopolitical uncertainty may also lead us to impair assets, including goodwill, intangible assets and other long-lived assets, take restructuring actions or adjust our operating strategy and reduce expenses in response to decreased sales or margins. We may not be able to adequately adjust our cost structure in a timely fashion, which may adversely impact our profitability. Uncertainty about economic conditions also may increase foreign currency volatility in such markets, which may negatively impact our results. Economic weakness and geopolitical uncertainty also make it more difficult for us to manage inventory levels and/or collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity and higher financing costs.

Although U.S. inflation rates have shown signs of moderating, periods of elevated inflation contribute to increased costs for labor, materials and services. The re-emergence of high levels of inflation could further increase our costs and otherwise adversely impact our results of operations and financial condition. Although we monitor changes to the macroeconomic environment, we cannot predict any future trends in the rate of inflation or the general state of the economy.

Volatility of Stock Price - The trading price of our common stock fluctuates.

The market price of our common stock could be subject to wide fluctuations. This volatility could significantly reduce the price of our common stock at any time, without regard to our own operating performance, particularly because we are designated as a small cap stock that is thinly traded. Our stock price can be affected by numerous factors such as variations in our quarterly operating results or expectations with regard thereto; revisions in securities analysts’ estimates; announcements by us or our competitors of significant acquisitions, transactions, partnerships, joint ventures or capital commitments; interest rates; business conditions in our industry or the general state of the securities markets and the economy.

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

ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 1C.    Cybersecurity.

Risk Management and Strategy

Our cybersecurity risk management program is intended to protect the confidentiality, integrity, and availability of our critical IT systems and information. Our program is integrated into, and cybersecurity risks are among the risks evaluated and considered by, our broader enterprise risk management program, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives.

Our cybersecurity risk management program is led by our Vice President of Information Security (“VP”), who manages our security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. Our program includes protocols for preventing, detecting and responding to cybersecurity incidents, and cross-functional coordination, and planning for business continuity and disaster recovery. We rely on our information security management system supported by a set of policies based upon industry frameworks, including the NIST Cybersecurity Framework. We have a Cyber Incident Response Team (“CIRT”) in place to respond to, and prepare appropriate responses to cybersecurity threats or incidents. Components of our program include:

•risk assessments designed to help identify and assess cybersecurity threats to our critical IT systems, information, and our broader enterprise IT environment;

•monthly, mandatory cybersecurity awareness training for our employees, covering such topics such as phishing tactics, ransomware and developments in the current landscape of cyber-threats;

•assessments of [and improvements to], among others, disaster recovery testing, access control, remote access, personnel security, system and communications protection, media protection, change management, data backup and recovery, audit logging, vulnerability and patch management, physical security, configuration management;

•periodic engagement of independent security firms and other third-party experts, where appropriate, to assess, test, and certify components of our cybersecurity program, and to otherwise assist with various aspects of our cybersecurity processes and controls; and

•regular assessments of the design and operational effectiveness of the program’s key processes and controls by our internal audit team assisted by external consultants.

We also have a cybersecurity incident response plan for the CIRT to assess and manage cybersecurity incidents, which includes escalation procedures based on the nature and severity of the incident including, where appropriate, escalation to the Board.

As part of our overall risk mitigation strategy, we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks; however, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches, cyberattacks and other related breaches.

As of the date of this report, we do not believe that any risks from cybersecurity threats, including as a result of the May 2023 ransomware incident or any other previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information on our cybersecurity related risks, see Item IA, “Risk Factors - “Cybersecurity risk.”

Governance

Our Board has primary responsibility for oversight of our cybersecurity and other information technology risks, including our plans to mitigate cybersecurity risks and to respond to data breaches.

The Board receives regular reports from our Chief Information Officer (“CIO”) on cybersecurity matters. These reports include a range of topics, including our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments of our information systems. The Audit Committee also annually reviews the adequacy and effectiveness of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity, and periodically receives updates from our internal audit function on the results of our cybersecurity audits and related mitigation activities. The Chair of the Audit Committee reports to the full Board on these discussions as appropriate. In addition, Board members periodically receive presentations on cybersecurity matters from external experts as part of the Board’s continuing education and overall risk oversight.

At the management level, our VP leads our enterprise-wide cybersecurity program, and is responsible for assessing and managing our materials risks from cybersecurity threats. In performing his role, our VP is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through the management of, and participation in, the cybersecurity risk management program and other processes described above, including the maintenance and execution of our cyber incident response plan. Our VP reports to our CIO who, in turn, reports directly to our CEO.

Our VP and our CIO, are both experienced cybersecurity executives. Our VP has more more than 20 years of experience building and leading cybersecurity, risk management, and information technology teams. Our CIO has nearly 30 years of experience and has held a variety of senior information technology leadership roles at multiple Fortune 500 organizations. Members of our security team also hold industry-recognized cybersecurity certifications, including the Certified Information Systems Security Professional (CISSP) certification.

ITEM 2.    Properties.
Our fixed assets include office space and warehouses. Our principal locations and/or properties as of June 30, 2024, were as follows:

Location	Approximate Square Footage	Type of Interest	Description of Use
United States
Greenville, SC	174,000	Owned	Headquarters - Principal Executive and Sales Offices
Southaven, MS	741,000	Leased	Warehouse
Sacramento, CA	53,000	Leased	Sales and Administration Offices and Warehouse
Louisville, KY	22,000	Leased	Warehouse
Brazil
Serra, Espírito Santo, Brazil	31,000	Leased	Sales Office and Warehouse
Itajai, Santa Catarina, Brazil	30,100	Leased	Sales Office and Warehouse

Of the 174,000 owned square footage in Greenville, South Carolina approximately 40,000 square feet is subleased to an unrelated third party. Our primary North American distribution operations are located in Southaven, Mississippi. We utilize the logistical services of various third-party warehouses in the United States and Brazil. We also lease various additional sales offices and warehouse spaces, each approximately 20,000 square feet or less throughout the United States and Brazil.
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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “SCSC.” As of August 20, 2024, there were approximately 800 holders of record of our common stock.

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Composite Index and with the Standard Industrial Classification (“SIC”) Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2019.

	2019	2020	2021	2022	2023	2024
ScanSource, Inc.	$100	$74	$86	$96	$91	$136
NASDAQ Composite	$100	$127	$184	$141	$178	$231
SIC Code 5045 – Computers & Peripheral Equipment and Software	$100	$110	$218	$187	$195	$248

Share Repurchases

The following table shows the share-repurchase activity for the quarter ended June 30, 2024 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
April 1, 2024 through April 30, 2024	70,000	$42.64	70,000	$141,930,496
May 1, 2024 through May 31, 2024	219,908	$46.78	219,908	$131,503,175
June 1, 2024 through June 30, 2024	186,180	$45.31	184,445	$123,149,303
Total	476,088		474,353

(1) Includes 1,735 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the month of June 2024. There were no shares withheld during the months of April and May 2024.
(2) In August 2021, our Board authorized a $100 million share repurchase program, which does not have any time limit. In May 2024, our Board subsequently increased the authorization for the share repurchase program by an additional $100 million, which does not have any time limit. In fiscal year 2024, we repurchased 980,539 shares totaling $43.3 million under the share repurchase program.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

ITEM 6.    [Reserved].

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from approximately 500 leading suppliers of mobility, barcode, POS, payments, physical security, networking, unified communications, collaboration, connectivity and cloud services to our approximately 25,000 customers located primarily in the United States, Canada and Brazil.

We operate our business under a management structure that enhances our technology focus and hybrid distribution growth strategy. Our segments operate primarily in the United States, Canada and Brazil:

•Specialty Technology Solutions
•Modern Communications & Cloud

We sell hardware, SaaS, connectivity and cloud solutions and services to customers that are designed to solve end users' challenges. We operate distribution facilities that support our United States and Canada business in Mississippi, California and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

Our key suppliers include AT&T, Avaya, Axis, Cisco, Comcast Business, Dell, Extreme, Five9, Fortinet, Hanwha, Honeywell, HP Poly, HPE/Aruba, Ingenico, Lumen, Microsoft, PAX Technology, RingCentral, Ubiquiti, Verifone, Verizon, Zebra Technologies and Zoom.

Recent Developments

Cost Reduction and Restructuring Program

In January 2024, as part of a strategic review of organizational structure and operations, we executed a cost reduction and restructuring program to align our cost structure with demand expectations in our hardware business. These actions resulted in approximately $10.0 million in annualized savings in selling, general and administrative expenses.

UK Divestitures

On December 19, 2023, we completed the sale of our UK-based intY business. We retained our CASCADE cloud services distribution platform, which has been used to grow the Cisco and Microsoft subscription business in the United States and Brazil.

Impact of the Macroeconomic Environment, Including Inflation

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

	Fiscal Year Ended June 30,
	2024	2023	2022
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	87.8	88.1	87.9
Gross profit	12.2	11.9	12.1
Selling, general and administrative expenses	8.5	7.5	7.8
Depreciation expense	0.3	0.3	0.3
Intangible amortization expense	0.5	0.4	0.5
Restructuring and other charges	0.1	0.0	0.0
Operating income	2.8	3.6	3.5
Interest expense	0.4	0.5	0.2
Interest income	(0.3)	(0.2)	(0.1)
Gain on sale of business	(0.4)	—	—
Other (income) expense, net	0.0	0.0	0.0
Income from continuing operations before income taxes	3.1	3.2	3.4
Provision for income taxes	0.7	0.9	0.8
Net income from continuing operations	2.4	2.3	2.5
Net income from discontinued operations	0.0	0.0	0.0
Net income	2.4%	2.4%	2.5%

Comparison of Fiscal Years Ended June 30, 2024 and 2023

Below is a discussion of fiscal years ended June 30, 2024 and 2023. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our form 10-K for the fiscal year ended June 30, 2023 for a discussion of fiscal year ended June 30, 2022.

Net Sales

We have two reportable segments, which are based on technology. The following table summarizes our net sales results by business segment and by geographic location for the comparable fiscal years ended June 30, 2024 and 2023.

	2024	2023	$ Change	% Change	% Change Constant Currency, Excluding Divestitures (a)
	(in thousands)
Sales by Segment:
Specialty Technology Solutions	$1,998,636	$2,331,030	$(332,394)	(14.3)%	(14.3)%
Modern Communications & Cloud	1,261,173	1,456,691	(195,518)	(13.4)%	(13.7)%
Total net sales	$3,259,809	$3,787,721	$(527,912)	(13.9)%	(14.1)%

Sales by Geography Category:
United States	$2,921,172	$3,432,074	$(510,902)	(14.9)%	(14.9)%
International	338,637	355,647	(17,010)	(4.8)%	(6.2)%
Total net sales	$3,259,809	$3,787,721	$(527,912)	(13.9)%	(14.1)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding divestitures is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers in North America and Brazil. During fiscal year 2024, net sales for this segment decreased $332.4 million, or 14.3%, compared to fiscal year 2023. Excluding the foreign exchange positive impact of $1.3 million, adjusted net sales for fiscal year 2024 decreased $333.7 million, or 14.3%, compared to the prior fiscal year. The decrease in net sales and in adjusted net sales is primarily from lower sales volume due to softer demand in a more cautious technology spending environment.

Modern Communications & Cloud

The Modern Communications & Cloud segment consists of sales to customers in North America and Brazil. During fiscal year 2024, net sales for this segment decreased $195.5 million, or 13.4%, compared to fiscal year 2023. Excluding the foreign exchange positive impact of $8.5 million, adjusted net sales decreased $198.7 million, or 13.7%, compared to the prior year. The decrease in net sales and adjusted net sales is primarily due to decreased lower sales volumes in our communications hardware and Cisco products.

Intelisys connectivity and cloud net sales for fiscal year 2024 increased 6.6% year-over-year. For our Intelisys business, net sales reflect the net commissions received from suppliers after paying sales partner commissions. For fiscal year 2024, Intelisys net billings, which are amounts billed by suppliers to end users and represents annual recurring revenue, totaled approximately $2.67 billion. The fiscal year 2024 Intelisys net billings resulted in Intelisys net sales of approximately $84.7 million.

Gross Profit

The following table summarizes our gross profit for the fiscal years ended June 30, 2024 and 2023:

					% of Sales June 30,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$187,739	$224,239	$(36,500)	(16.3)%	9.4%	9.6%
Modern Communications & Cloud	211,313	225,000	(13,687)	(6.1)%	16.8%	15.4%
Total gross profit	$399,052	$449,239	$(50,187)	(11.2)%	12.2%	11.9%

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

Specialty Technology Solutions

For the Specialty Technology Solutions segment, gross profit dollars decreased $36.5 million. Lower sales volume, after considering the associated cost of goods sold, impacted gross profit decline by $32.0 million for the current fiscal year. Gross margin mix negatively impacted gross profit by $4.5 million, largely from unfavorable vendor program recognition partially offset by lower freight costs. For the fiscal year ended June 30, 2024, the gross profit margin decreased 23 basis points over the prior-year to 9.4%.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, gross profit dollars decreased $13.7 million. Lower sales volume, after considering the associated cost of goods sold, unfavorably impacted gross profit dollars by $30.2 million. Gross margin mix positively impacted gross profit by $16.5 million, largely from a more favorable sales mix and lower freight costs. For the fiscal year ended June 30, 2024, the gross profit margin increased 131 basis points over the prior fiscal year to 16.8%.

Operating expenses

The following table summarizes our operating expenses for the periods ended June 30, 2024 and 2023:

					% of Sales June 30,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Selling, general and administrative expenses	$277,428	$285,695	$(8,267)	(2.9)%	8.5%	7.5%
Depreciation expense	11,219	10,912	307	2.8%	0.3%	0.3%
Intangible amortization expense	15,723	16,746	(1,023)	(6.1)%	0.5%	0.4%
Restructuring and other charges	4,358	—	4,358	*nm	0.1%	—%
Operating expenses	$308,728	$313,353	$(4,625)	(1.5)%	9.5%	8.3%
*nm - not meaningful

Selling, general and administrative expenses (“SG&A”) decreased $8.3 million for the fiscal year ended June 30, 2024 compared to the prior year. The decrease in SG&A expenses is primarily attributable to lower employee costs, partially offset by an increase in bad debt expense as a result of increases in specific customer reserves.

Intangible amortization expense decreased $1.0 million for the fiscal year ended June 30, 2024 compared to the prior fiscal year. Amortization expense decreased during fiscal year 2024 due to primarily due to the removal of intangible assets related to the intY UK divestiture.

Restructuring and other charges of $4.4 million related to employee separation and benefit costs in connection with our expense reduction and restructuring plans implemented during fiscal year 2024.

Operating Income

The following table summarizes our operating income for the periods ended June 30, 2024 and 2023:

					% of Sales June 30,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$44,726	$75,688	$(30,962)	(40.9)%	2.2%	3.2%
Modern Communications & Cloud	52,547	61,658	(9,111)	(14.8)%	4.2%	4.2%
Corporate	(6,949)	(1,460)	(5,489)	376.0%	—%	—%
Total operating income	$90,324	$135,886	$(45,562)	(33.5)%	2.8%	3.6%

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $31.0 million, and operating margin decreased 101 basis points to 2.2% for the fiscal year ended June 30, 2024, compared to the prior fiscal year. The decrease in operating income and operating margin is primarily due to lower gross profits.

Modern Communications & Cloud

For the Modern Communications & Cloud segment, operating income decreased $9.1 million with the operating margin increasing slightly to 4.2% for the fiscal year ended June 30, 2024, compared to the prior fiscal year. The decrease in operating income is largely due to lower gross profits.

Corporate

For the fiscal year ended June 30, 2024, Corporate operating loss totaled $6.9 million which represents $4.4 million in restructuring expenses, $1.7 million of acquisition and divestiture costs as well as $0.9 million in cyberattack restoration charges. During the fiscal year ended June 30, 2023 Corporate incurred a loss of $1.5 million representing cyberattack restoration charges.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the fiscal years ended June 30, 2024 and 2023:

					% of Sales June 30,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Interest expense	$13,031	$19,786	$(6,755)	(34.1)%	0.4%	0.5%
Interest income	(9,381)	(7,414)	(1,967)	26.5%	(0.3)%	(0.2)%
Net foreign exchange losses	2,198	2,168	30	1.4%	0.1%	0.1%
Gain on sale of business	(14,155)	—	(14,155)	*nm	(0.4)%	—%
Other, net	(1,210)	(504)	(706)	140.1%	—%	—%
Total other (income) expense	$(9,517)	$14,036	$(23,553)	(167.8)%	(0.3)%	0.4%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased in fiscal 2024 as compared to 2023 primarily from lower average borrowings on our multi-currency revolving credit facility.

Interest income for the fiscal year ended June 30, 2024 increased compared to fiscal year ended June 30, 2023 primarily from interest earned on higher cash balances in North America.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign exchange forward contracts gains and losses. Foreign exchange gains and losses are generated primarily as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real and the Canadian dollar versus the U.S. dollar. We partially offset foreign currency exposure with the use of foreign exchange contracts to hedge against these exposures. The costs associated with foreign exchange contracts are included in the net foreign exchange losses.

For the fiscal year ended June 30, 2024 we recognized a $14.2 million gain on sale of our UK-based intY business.

Provision for Income Taxes

Income tax expense for continuing operations was $22.8 million and $33.8 million for the fiscal years ended June 30, 2024 and 2023, respectively, reflecting effective tax rates of 22.8% and 27.7%, respectively. The decrease in the effective tax rate for fiscal 2024 compared to fiscal 2023 is primarily the result of the tax treatment for the intY divestiture, the creditability of foreign taxes as a result of IRS Notice 2023-55 and a decrease in global intangible low taxed income tax.

In December of 2021, the Organization for Economic Co-operation and Development ("OECD") released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a global minimum tax rate of 15%. Several member countries have enacted Pillar Two provisions that are effective in fiscal year 2025. The Company believes it will qualify for safe harbor exemptions in many of these jurisdictions and any remaining impact to future effective tax rates and corporate tax liability will be minimal.

We expect the fiscal year 2025 effective tax rate from continuing operations to be approximately 27.5% to 28.5%. See Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion including an effective tax rate reconciliation.

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles (“US GAAP” or “GAAP”), we also disclose certain non-GAAP financial measures. These measures include non-GAAP operating income; non-GAAP pre-tax income; non-GAAP net income; non-GAAP EPS; adjusted earnings before interest expense, income taxes, depreciation, and amortization (“adjusted EBITDA”); adjusted return on invested capital (“adjusted ROIC”); and constant currency. Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods and certain impacts related to acquisitions and divestitures. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the fiscal years ended June 30, 2024 and 2023.

	2024	2023
Adjusted return on invested capital ratio	12.4%	14.6%
The components of our adjusted ROIC calculation and reconciliation to our financial statements are shown, as follows:

	Fiscal Year Ended June 30,
	2024	2023
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income from continuing operations (GAAP)	$77,060	$88,092
Plus: Interest expense	13,031	19,786
Plus: Income taxes	22,781	33,758
Plus: Depreciation and amortization	28,009	28,614
EBITDA (non-GAAP)	140,881	170,250
Plus: Share-based compensation	9,537	11,219
Plus: Tax recovery	(2,558)	(2,986)
Plus: Cyberattack restoration costs	874	1,460
Plus: Gain on sale of business	(14,155)	—
Plus: Acquisition and divestiture costs(a)	1,717	—
Plus: Restructuring costs	4,358	—
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$140,654	$179,943

	Fiscal Year Ended June 30,
	2024	2023
	(in thousands)
Invested capital calculations:
Equity – beginning of the year	$905,298	$806,528
Equity – end of the year	924,255	905,298
Plus: Share-based compensation, net	7,120	8,326
Plus: Acquisition and divestiture costs(a)	1,717	—
Plus: Cyberattack restoration costs, net	655	1,092
Plus: Restructuring, net	3,262	—
Plus: Gain on sale of business	(14,155)	—
Plus: Tax recovery, net	(2,566)	(3,985)
Plus: Impact of discontinued operations, net	—	(1,717)
Average equity	912,793	857,771
Average funded debt(b)	220,528	372,235
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,133,321	$1,230,006

(a)     Includes divestiture costs for the fiscal year ended June 30, 2023. Divestiture costs are generally non-deductible for tax purposes.
(b)    Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.

Net Sales in Constant Currency, Excluding Acquisitions and Divestitures
We make references to “constant currency,” a non-GAAP performance measure that excludes the foreign exchange rate impact from fluctuations in the average foreign exchange rates between reporting periods. Constant currency is calculated by translating current period results from currencies other than the U.S. dollar into U.S. dollars using the comparable average foreign exchange rates from the prior fiscal year period. We also exclude the impact of acquisitions and divestitures prior to the first full year of operations from the acquisition or divestiture date in order to show net sales results on an organic basis. This information is provided to analyze underlying trends without the translation impact of fluctuations in foreign currency rates and the impact of acquisitions or divestitures. Below we show organic growth by providing a non-GAAP reconciliation of net sales in constant currency, excluding acquisitions and divestitures:

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2024	2023	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$1,998,636	$2,331,030	$(332,394)	(14.3)%
Foreign exchange impact(a)	(1,341)	—
Non-GAAP net sales, constant currency	$1,997,295	$2,331,030	$(333,735)	(14.3)%

Modern Communications & Cloud:
Net sales, reported	$1,261,173	1,456,691	$(195,518)	(13.4)%
Foreign exchange impact(a)	(8,542)	—
Less: Divestitures	(3,747)	(9,140)
Non-GAAP net sales, constant currency	$1,248,884	$1,447,551	$(198,667)	(13.7)%

Consolidated:
Net sales, reported	$3,259,809	$3,787,721	$(527,912)	(13.9)%
Foreign exchange impact(a)	(9,883)	—
Less: Divestitures	(3,747)	(9,140)
Non-GAAP net sales, constant currency	$3,246,179	$3,778,581	$(532,402)	(14.1)%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the fiscal year ended June 30, 2024 into U.S. dollars using the average foreign exchange rates for the fiscal year ended June 30, 2023.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2024	2023	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,921,172	$3,432,074	$(510,902)	(14.9)%
Less: Acquisitions	—	—
Net sales, excluding acquisitions	$2,921,172	$3,432,074	$(510,902)	(14.9)%

International:
Net sales, reported	$338,637	$355,647	$(17,010)	(4.8)%
Foreign exchange impact(a)	(9,883)	—
Less: Divestitures	(3,747)	(9,140)
Non-GAAP net sales, constant currency	$325,007	$346,507	$(21,500)	(6.2)%

Consolidated:
Net sales, reported	$3,259,809	$3,787,721	$(527,912)	(13.9)%
Foreign exchange impact(a)	(9,883)	—
Less: Divestitures	(3,747)	(9,140)
Non-GAAP net sales, constant currency	$3,246,179	$3,778,581	$(532,402)	(14.1)%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the fiscal year ended June 30, 2024 into U.S. dollars using the average foreign exchange rates for the fiscal year ended June 30, 2023.

Operating Income by Segment:
	Fiscal Year Ended June 30,				% of Net Sales June 30,
	2024	2023	$ Change	% Change	2024	2023
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$44,726	$75,688	$(30,962)	(40.9)%	2.2%	3.2%
Adjustments:
Amortization of intangible assets	5,046	5,136	(90)
Non-GAAP operating income	$49,772	$80,824	$(31,052)	(38.4)%	2.5%	3.5%

Modern Communications & Cloud:
GAAP operating income	$52,547	$61,658	$(9,111)	(14.8)%	4.2%	4.2%
Adjustments:
Amortization of intangible assets	10,677	11,610	(933)
Tax recovery	(2,558)	(2,986)	428
Non-GAAP operating income	$60,666	$70,282	$(9,616)	(13.7)%	4.8%	4.8%

Corporate:
GAAP operating loss	$(6,949)	$(1,460)	$(5,489)	nm*	nm*	nm*
Adjustments:
Divestiture costs	1,717	—	1,717
Cyberattack restoration costs	874	1,460	(586)
Restructuring costs	4,358	—	4,358
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$90,324	$135,886	$(45,562)	(33.5)%	2.8%	3.6%
Adjustments:
Amortization of intangible assets	15,723	16,746	(1,023)
Cyberattack restoration costs	874	1,460	(586)
Divestiture costs	1,717	—	1,717
Restructuring costs	4,358	—	4,358
Tax recovery	(2,558)	(2,986)	428
Non-GAAP operating income	$110,438	$151,106	$(40,668)	(26.9)%	3.4%	4.0%

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

	Year ended June 30, 2024
	GAAP Measure	Intangible amortization expense	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Gain on sale of business (b)	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$277,428	$—	$(1,717)	$—	$2,558	$(874)	$—	$277,395
Operating income	90,324	15,723	1,717	4,358	(2,558)	874	—	110,438
Pre-tax income	99,841	15,723	1,717	4,358	(2,558)	874	(14,155)	105,800
Net income	77,060	11,697	1,717	3,262	(2,566)	655	(14,155)	77,670
Diluted EPS	$3.06	$0.46	$0.07	$0.13	$(0.10)	$0.03	$(0.56)	$3.08

	Year ended June 30, 2023
	GAAP Measure	Intangible amortization expense	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Gain on sale of business (b)	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$285,695	$—	$—	$—	$2,986	$(1,460)	$—	$287,221
Operating income	135,886	16,746	—	—	(2,986)	1,460	—	151,106
Pre-tax income	121,850	16,746	—	—	(2,986)	1,460	—	137,070
Net income	88,092	12,489	—	—	(3,985)	1,092	—	97,688
Diluted EPS	$3.47	$0.49	$—	$—	$(0.16)	$0.04	$—	$3.85

(a) Acquisition and divestiture costs for the fiscal year ended June 30, 2024 are generally nondeductible for tax purposes.

(b) Reflects gain on the sale of the UK-based intY business. This transaction resulted in a capital loss for tax purposes. The Company did not record a tax provision on the capital loss as there were no offsetting capital gains.

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

We maintain an allowance for uncollectible accounts receivable for estimated future expected credit losses resulting from customers’ failure to make payments on accounts receivable due us. Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by us on the financial condition and the current creditworthiness of its customers, (iv) the current economic and country specific environment and (v) reasonable and supportable forecasts about collectability. We account for credit losses based upon ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326). Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables are recorded at inception and adjusted over the contractual life. Refer to Note 2 - Accounts Receivable and Notes Receivable, Net for further details.
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
Supplier Programs

We receive incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive programs. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that we use the suppliers’ cooperative advertising allowances for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental cooperative advertising programs are recorded as adjustments to selling, general and administrative expenses. ASC 606– Revenue from Contracts with Customers addresses accounting for consideration payable to a customer, which the Company interprets and applies as the customer (i.e., the Company) receives advertising funds from a supplier. The portion of these supplier funds in excess of our costs are reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

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

Under ASC 350, if fair value of goodwill fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. As of June 30, 2024, the Specialty Technology and Modern Communications & Cloud reporting units' goodwill balances are $16.4 million and $189.9 million, respectively. The fair value of the reporting units exceeded its carrying value by 11% and 33%, respectively, as of the annual goodwill impairment testing date. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years 2024 and 2023, we completed our annual impairment test as of April 30th and determined that our goodwill was not impaired.
See Note 7 - Goodwill and Other Identifiable Intangible Assets in the Notes to Consolidated Financial Statements for further discussion on our goodwill impairment testing and results.
Purchase Price Allocation
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
Cash and cash equivalents totaled $185.5 million and $36.2 million at June 30, 2024 and 2023, respectively, of which $20.0 million and $31.0 million was held outside of the United States as of June 30, 2024 and 2023, respectively. Checks released but not yet cleared from these accounts in the amounts of $5.9 million and $8.0 million are classified as accounts payable as of June 30, 2024 and 2023, respectively.
We conduct business primarily in North America and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, decreased $313.5 million to $506.2 million at June 30, 2024 from $819.7 million at June 30, 2023, primarily as a result of lower sales volumes and our multi-quarter working capital improvement plan. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors. For the fiscal year ended June 30, 2024, our working capital investment decreased in return growing our availability and cash on hand to help finance future growth.

	Year ended
Cash (used in) provided by:	June 30, 2024	June 30, 2023
	(in thousands)
Operating activities of continuing operations	$371,647	$(35,769)
Investing activities of continuing operations	9,045	(8,262)
Financing activities of continuing operations	(227,767)	39,531

Net cash provided by operating activities was $371.6 million for the fiscal year ended June 30, 2024 and cash used in operating activities was $35.8 million for the fiscal years ended June 30, 2023, respectively. Cash provided by operating activities for the fiscal year ended June 30, 2024 is primarily due to decreases in inventory and accounts receivable, which decreased 32.3% and 22.8%, respectively compared to the beginning of the fiscal year. Cash provided by operating activities for the fiscal year ended June 30, 2023 is primarily due to increases in inventory, which increased 23.2% compared to the beginning of the fiscal year, partially offset by earnings from operations.

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable and other working capital items.

The number of days sales outstanding ("DSO") was 71 at June 30, 2024 compared to 72 at June 30, 2023. Throughout fiscal year 2024, DSO ranged from 68 to 72. Inventory turnover was 5.0 times during the fourth quarter fiscal year 2024, compared to 4.4 times in the fourth quarter of fiscal year 2023. Throughout fiscal year 2024, inventory turnover ranged from 4.4 to 5.1 times.

Cash provided by investing activities was $9.0 million for the fiscal year ended June 30, 2024 compared to cash used in investing activities of $8.3 million for the fiscal year ended June 30, 2023. Cash provided by investing activities for fiscal year 2024 is largely due to cash received from the sale of our intY UK business, partially offset by capital expenditures. Cash used in investing activities for the fiscal year 2023 represents capital expenditures, partially offset by proceeds from the sale of our discontinued operations.

Management expects capital expenditures for fiscal year 2025 to range from $10.0 million to $15.0 million, primarily for IT investments.

Cash used in financing activities totaled $227.8 million for the fiscal year ended June 30, 2024 primarily due to repayments on the revolving line of credit and the repurchase of common stock. Cash provided by financing activities of $39.5 million for the fiscal year ended June 30, 2023 was primarily from net borrowings on the revolving line of credit.

Share Repurchase Program

In May 2024, our Board approved an additional $100.0 million share repurchase authorization, which supplements the existing $100 million repurchase program authorized in August 2021. The share repurchase authorizations do not have any time limits. In fiscal year 2024, we repurchased 980,539 shares totaling $43.3 million. As of June 30, 2024, the Company had approximately $123.1 million available for repurchases under Board approved authorizations.

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

Loans denominated in U.S. dollars, other than swingline loans, bear interest at a rate per annum equal to, at our option, (i) the adjusted term Secured Overnight Financing Rate (“SOFR”) or adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon our ratio of (A) total consolidated debt less up to $30 million of unrestricted domestic cash (“Credit Facility Net Debt”) to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable (Credit Facility EBITDA”), for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the alternate base rate plus an additional margin ranging from 0% to 0.75%, depending upon our leverage ratio, plus, if applicable, certain mandatory costs. All swingline loans denominated in U.S. dollars bear interest based upon the adjusted daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon our leverage ratio, or such other rate as agreed upon with the applicable swingline lender. The adjusted term SOFR and adjusted daily simple SOFR include a fixed credit adjustment of 0.10% over the applicable SOFR reference rate. Loans denominated in foreign currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the Amended Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon our leverage ratio plus, if applicable, certain mandatory costs.

During the fiscal year ended June 30, 2024, our borrowings under the credit facility were U.S. dollar loans. The spread in effect as of June 30, 2024 was 1.00%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2024 was 0.15%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the Amended Credit Agreement as of June 30, 2024.

The average daily balance on the revolving credit facility, excluding the term loan facility, was $71.1 million and $223.5 million during the fiscal years ended June 30, 2024 and June 30, 2023, respectively. There was $349.9 million and $171.0 million available for additional borrowings as of June 30, 2024 and June 30, 2023, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2024 and June 30, 2023.

Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our EBITDA and (2) Credit Facility EBITDA relative to total interest expense respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At June 30, 2024, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $349.9 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of June 30, 2024, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

Contractual Obligations

At June 30, 2024, we had less than $0.1 million outstanding under our revolving credit facility. We also had $140.6 million outstanding under our term loan facility, $7.5 million of which matures in fiscal year 2024. Our revolving credit facility and our term loan facility have a maturity date September 28, 2027. The remaining principal debt payments on our industrial development revenue bond, which total $3.4 million, have maturity dates in 2025 through 2032. See Footnote 8 - Short Term Borrowings and Long Term Debt.

We also had a non-cancelable operating lease agreement of $9.9 million at June 30, 2024, of which $4.2 million is expected to be paid within the next 12 months. Remaining amounts are expected to be paid through 2030. See Footnote 14 - Leases.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on total borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of interest rate swaps, would have resulted in approximately a $1.0 million and $2.5 million increase or decrease in pre-tax income for the fiscal years ended June 30, 2024 and June 30, 2023, respectively.

We evaluate our interest rate risk and utilize interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2024 and June 30, 2023, we had $144.1 million and $329.9 million, respectively, in variable rate debt.

We entered into an interest rate swap on April 30, 2019, which was amended on September 28, 2022. The interest rate swap has a notional amount of $100.0 million, of which a $50.0 million tranche matured on April 30, 2024 and the remaining $50.0 million tranche is scheduled to mature on April 30, 2026. We entered into an additional interest rate swap on March 31, 2023 to lock into a fixed SOFR interest rate. The interest rate swap has a notional amount of $25 million and a maturity date of March 31, 2028.

The purpose of these interest rate swaps is to manage or hedge our exposure to floating rate debt and achieve a desired proportion of fixed versus floating rate debt. Our use of derivative instruments have the potential to expose us to certain market risks including the possibility of (1) our hedging activities not being as effective as anticipated in reducing the volatility of our cash flows, (2) the counterparties not performing their obligations under the applicable hedging arrangement, (3) the hedging arrangement being imperfect or ineffective or (4) the terms of the swaps or associated debt changing. We seek to manage such risks through our policy of identifying, controlling and managing market risks, and by otherwise limiting our counterparties for certain transactions to major financial institutions.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada and Brazil. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $0.1 million and $2.7 million increase or decrease in pre-tax income for fiscal years ended June 30, 2024 and June 30, 2023, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais and Canadian dollars. At June 30, 2024 and June 30, 2023, the fair value of our currency forward contracts were a net asset or payable of less than $0.1 million.

ITEM 8.    Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information that is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 27, 2024 expressed an unqualified opinion.

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

Charlotte, North Carolina
August 27, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2024, and our report dated August 27, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton, LLP

Charlotte, North Carolina
August 27, 2024

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$185,460	$36,178
Accounts receivable, less allowance of $20,684 at June 30, 2024 and $15,480 at June 30, 2023	581,523	753,236
Inventories	512,634	757,574
Prepaid expenses and other current assets	125,082	110,087
Total current assets	1,404,699	1,657,075
Property and equipment, net	33,501	37,379
Goodwill	206,301	216,706
Identifiable intangible assets, net	37,634	68,495
Deferred income taxes	19,902	17,764
Other non-current assets	76,995	70,750
Total assets	$1,779,032	$2,068,169
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$587,984	$691,119
Accrued expenses and other current liabilities	65,616	78,892
Income taxes payable	7,895	9,875
Current portion of long-term debt	7,857	6,915
Total current liabilities	669,352	786,801
Deferred income taxes	—	3,816
Long-term debt, net of current portion	136,149	144,006
Borrowings under revolving credit facility	50	178,980
Other long-term liabilities	49,226	49,268
Total liabilities	854,777	1,162,871
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 24,243,848 and 24,844,203 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	26,370	58,241
Retained earnings	1,013,738	936,678
Accumulated other comprehensive loss	(115,853)	(89,621)
Total shareholders’ equity	924,255	905,298
Total liabilities and shareholders’ equity	$1,779,032	$2,068,169

See accompanying notes to consolidated financial statements.

]ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2024, 2023 and 2022
(in thousands, except per share information)

	2024	2023	2022
Net sales	$3,259,809	$3,787,721	$3,529,935
Cost of goods sold	2,860,757	3,338,482	3,103,411
Gross profit	399,052	449,239	426,524
Selling, general and administrative expenses	277,428	285,695	275,442
Depreciation expense	11,219	10,912	11,062
Intangible amortization expense	15,723	16,746	17,853
Restructuring and other charges	4,358	—	—
Operating income	90,324	135,886	122,167
Interest expense	13,031	19,786	6,523
Interest income	(9,381)	(7,414)	(4,333)
Gain on sale of business	(14,155)	—	—
Other expense, net	988	1,664	1,354
Income before income taxes	99,841	121,850	118,623
Provision for income taxes	22,781	33,758	29,925
Net income from continuing operations	77,060	88,092	88,698
Net income from discontinued operations	—	1,717	100
Net income	$77,060	$89,809	$88,798

Per share data:
Net income from continuing operations per common share, basic	$3.10	$3.50	$3.48
Net income from discontinued operations per common share, basic	—	0.07	—
Net income per common share, basic	$3.10	$3.57	$3.48
Weighted-average shares outstanding, basic	24,868	25,142	25,504

Net income from continuing operations per common share, diluted	$3.06	$3.47	$3.44
Net income from discontinued operations per common share, diluted	—	0.07	—
Net income per common share, diluted	$3.06	$3.54	$3.45
Weighted-average shares outstanding, diluted	25,222	25,362	25,758

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2024, 2023 and 2022
(in thousands)

	2024	2023	2022
Net income	$77,060	$89,809	$88,798
Unrealized (loss) gain on hedged transaction, net of tax	(1,482)	2,254	5,833
Foreign currency translation adjustment	(20,945)	12,763	(12,338)
Realized foreign currency translation on sale of business	(3,805)	—	—
Comprehensive income	$50,828	$104,826	$82,293

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2024, 2023 and 2022
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2021	25,499,465	$71,253	$758,071	$(98,133)	$731,191
Net income	—	—	88,798	—	88,798
Unrealized gain on hedged transaction, net of tax	—	—	—	5,833	5,833
Foreign currency translation adjustment	—	—	—	(12,338)	(12,338)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	238,080	(450)	—	—	(450)
Common stock repurchased	(550,194)	(18,203)	—	—	(18,203)
Share-based compensation	—	11,697	—	—	11,697
Balance at June 30, 2022	25,187,351	64,297	846,869	(104,638)	806,528
Net income	—	—	89,809	—	89,809
Unrealized gain on hedged transaction, net of tax	—	—	—	2,254	2,254
Foreign currency translation adjustment	—	—	—	12,763	12,763
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	180,960	(1,553)	—	—	(1,553)
Common stock repurchased	(524,108)	(15,753)	—	—	(15,753)
Share-based compensation	—	11,250	—	—	11,250
Balance at June 30, 2023	24,844,203	58,241	936,678	(89,621)	905,298
Net income	—	—	77,060	—	77,060
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,482)	(1,482)
Foreign currency translation adjustment	—	—	—	(20,945)	(20,945)
Realized foreign currency translation from sale of a business	—	—	—	(3,805)	(3,805)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	380,184	1,937	—	—	1,937
Common stock repurchased	(980,539)	(43,337)	—	—	(43,337)
Share-based compensation	—	9,529	—	—	9,529
Balance at June 30, 2024	24,243,848	$26,370	$1,013,738	$(115,853)	$924,255

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2024, 2023 and 2022
(in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$77,060	$89,809	$88,798
Net income from discontinued operations	—	1,717	100
Net income from continuing operations	77,060	88,092	88,698
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Gain on sale of a business	(14,155)	—	—
Depreciation and amortization	28,009	28,614	29,884
Amortization of debt issue costs	386	577	417
Provision for doubtful accounts	8,317	2,785	1,514
Share-based compensation	9,537	11,219	11,663
Deferred income taxes	(2,472)	(1,496)	5,737
Finance lease interest	101	44	34
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	138,264	(17,368)	(165,939)
Inventories	239,157	(138,313)	(145,962)
Prepaid expenses and other assets	(17,804)	32,653	(27,371)
Other non-current assets	(10,689)	(7,582)	1,123
Accounts payable	(78,167)	(30,656)	82,969
Accrued expenses and other liabilities	(3,872)	(14,195)	(4,869)
Income taxes payable	(2,025)	9,857	(2,252)
Net cash (used in) provided by operating activities of continuing operations	371,647	(35,769)	(124,354)
Cash flows from investing activities of continuing operations:
Capital expenditures	(8,555)	(9,979)	(6,849)
Cash received for business disposal	17,600	1,717	3,125
Net cash (used in) provided by investing activities of continuing operations	9,045	(8,262)	(3,724)
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	1,259,728	2,499,166	2,166,409
Repayments on revolving credit, net of expenses	(1,438,658)	(2,456,025)	(2,030,569)
Debt issuance costs	—	(1,407)	—
Borrowings (repayments) on long-term debt	(6,915)	15,590	(7,843)
Repayments of finance lease obligations	(964)	(589)	(1,238)
Exercise of stock options	4,813	910	2,304
Taxes paid on settlement of equity awards	(2,876)	(2,463)	(2,754)
Repurchase of common stock	(42,895)	(15,651)	(18,203)
Net cash provided by (used in) financing activities of continuing operations	(227,767)	39,531	108,106
Net cash flows used in by discontinued operations	—	—	—

Effect of exchange rate changes on cash and cash equivalents	(3,643)	2,691	(4,759)
(Decrease) increase in cash and cash equivalents	149,282	(1,809)	(24,731)
Cash and cash equivalents at beginning of period	36,178	37,987	62,718
Cash and cash equivalents at end of period	185,460	36,178	37,987
Cash and cash equivalents of discontinued operations	—	—	—
Cash and cash equivalents of continuing operations	$185,460	$36,178	$37,987

Supplemental disclosure of consolidated cash flow information:
Interest paid during the year	$12,953	$18,789	$6,066
Income taxes paid during the year	$27,129	$28,547	$29,418
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024
(1)    Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. The Company brings technology solutions and services from the world's leading suppliers of mobility and barcode, point-of-sale ("POS"), payments, networking, physical security, unified communications and collaboration, telecom and cloud services to market. The Company primarily operates in the United States, Canada and Brazil. The Company's two operating segments, Specialty Technology Solutions and Modern Communications & Cloud, are based on technology type and are generally related to technology devices and communication, connectivity and cloud services, respectively.

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2024, 2023 and 2022.

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
June 30, 2024

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
June 30, 2024

items, all qualifying sales and purchases are considered in calculating the rebates and cash receipts or credit memos received are appropriately applied. The determination of achievement-based rebates requires management to make assumptions about future purchases and sales. Estimates are based on the terms of the incentive program and historical experiences.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $5.9 million and $8.0 million are classified as accounts payable as of June 30, 2024 and 2023, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality, although it may hold amounts in excess of Federal Deposit Insurance Corporation or other insured limits. Cash and cash equivalents held outside of the United States totaled $20.0 million and $31.0 million as of June 30, 2024 and 2023, respectively.

Concentration of Credit Risk

The Company sells to a large base of customers throughout the United States, Canada, Brazil and the UK. The Company performs ongoing credit evaluations of its customers’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its customers. Sales to any one customer were less than 10% of the Company’s net sales for fiscal years 2024, 2023 and 2022.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has an interest rate swap agreement and has designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion recorded as an adjustment to earnings for the years ended June 30, 2024, 2023 and 2022.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and founder’s Supplemental Executive Retirement Plan. The Company has classified these investments as trading securities, and they are recorded at fair value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $31.0 million and $28.2 million as of June 30, 2024 and June 30, 2023, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities were $3.4 million and $3.5 million at June 30, 2024 and June 30, 2023, respectively.

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

Supplier Concentration

The Company sells products from many suppliers; however, sales of products supplied by Cisco and Zebra each constituted more than 10% of the Company's net sales for the years ended June 30, 2024, 2023 and 2022.

Product Warranty

The Company’s suppliers generally provide a warranty on the products provided by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. In three of its product lines,

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

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
June 30, 2024

•Cash flows from working capital changes: The Company utilized a projected cash flow impact pertaining to depreciation, capital expenditures and expected changes in working capital as each of its goodwill reporting units grow.

No goodwill impairment charges were recognized for the fiscal years ended June 30, 2024, 2023 and 2022. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

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

These assets are shown in detail in Note 7 - Goodwill and Other Identifiable Intangible Assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. No intangible asset or other long-lived asset impairment charges were recognized for the fiscal years ended June 30, 2024, 2023 and 2022. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding intangible asset impairment charges.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

Advertising Costs

The Company defers advertising-related costs until the advertising is first run in trade or other publications or, in the case of brochures, until the brochures are printed and available for distribution or posted online. Advertising costs, net of supplier reimbursement, are included in selling, general and administrative expenses and were not significant in any of the three fiscal years ended June 30, 2024, 2023 and 2022. Deferred advertising costs for each of these three fiscal years were also not significant.

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
June 30, 2024

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

The changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2024, 2023 and 2022 are set forth in the tables below.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

Description	Balance at Beginning of Period	Amounts Charged to Expense	Write-offs	Other (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended June 30, 2022	$19,341	1,514	(1,751)	(2,298)	$16,806

Year ended June 30, 2023	$16,806	2,785	(2,062)	(2,049)	$15,480

Year ended June 30, 2024	$15,480	8,317	(2,803)	(310)	$20,684

(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

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
June 30, 2024

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
Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Fiscal year ended June 30, 2024
	Specialty Technology Solutions	Modern Communications & Cloud	Total
Revenue by product/service type:	(in thousands)
Hardware, software and cloud (excluding Intelisys)	$1,998,636	$1,176,428	$3,175,064
Intelisys connectivity and cloud	—	84,745	84,745
	$1,998,636	$1,261,173	$3,259,809

	Fiscal year ended June 30, 2023
	Specialty Technology Solutions	Modern Communications & Cloud	Total
Revenue by product/service type:		(in thousands)
Hardware, software and cloud (excluding Intelisys)	$2,331,030	$1,377,185	$3,708,215
Intelisys connectivity and cloud	—	79,506	79,506
	$2,331,030	$1,456,691	$3,787,721

	Fiscal year ended June 30, 2022
	Specialty Technology Solutions	Modern Communications & Cloud	Total
Revenue by product/service type:		(in thousands)
Hardware, software and cloud (excluding Intelisys)	$2,082,321	$1,373,342	$3,455,663
Intelisys connectivity and cloud	—	74,272	74,272
	$2,082,321	$1,447,614	$3,529,935

(4)    Earnings per Share

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Fiscal year ended June 30,
	2024	2023	2022
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$77,060	$88,092	$88,698
Net income from discontinued operations	—	1,717	100
Net income	$77,060	$89,809	$88,798

Denominator:
Weighted-average shares, basic	24,868	25,142	25,504
Dilutive effect of share-based payments	354	220	254
Weighted-average shares, diluted	25,222	25,362	25,758

Net income from continuing operations per common share, basic	$3.10	$3.50	$3.48
Net income from discontinued operations per common share, basic	—	0.07	—
Net income per common share, basic	$3.10	$3.57	$3.48

Net income from continuing operations per common share, diluted	$3.06	$3.47	$3.44
Net income from discontinued operations per common share, diluted	—	0.07	—
Net income per common share, diluted	$3.06	$3.54	$3.45

For the years ended June 30, 2024, 2023 and 2022, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 348,604, 1,135,984 and 926,286, respectively.

(5)    Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2024	2023
	(in thousands)
Land	$2,063	$2,143
Buildings and leasehold improvements	20,140	20,326
Computer software and equipment	74,649	77,673
Furniture, fixtures and equipment	14,150	17,895
Construction in progress	1,006	919
Rental equipment	10,288	10,734
	122,296	129,690
Less accumulated depreciation	(88,795)	(92,311)
	$33,501	$37,379

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

Depreciation expense recorded as selling, general and administrative costs in the accompanying Consolidated Income Statements was $11.2 million, $10.9 million and $11.1 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. Depreciation expense recorded as cost of goods sold in the accompanying Consolidated Income Statements was $1.1 million, $1.0 million and $1.0 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

(6)    Other Assets and Liabilities, Current and Noncurrent

The table below details prepaid expenses and other current assets.

	June 30,
	2024	2023
	(in thousands)
Other receivables	$90,412	$72,539
Prepaid expense	11,777	14,547
Other taxes receivable	10,610	7,500
Other current assets	12,283	15,501
	$125,082	$110,087

The table below details accrued expenses and other current liabilities.

	June 30,
	2024	2023
	(in thousands)
Deferred warranty revenue	$7,058	$8,640
Accrued compensation	19,077	24,403
Other taxes payable	6,808	5,848
Accrued marketing expense	6,730	7,878
Accrued freight	3,759	3,428
Short-term operating lease liability	3,398	4,355
Other accrued liabilities	18,786	24,340
	$65,616	$78,892

The table below details other long-term liabilities.

	June 30,
	2024	2023
	(in thousands)
Long-term deferred warranty revenue	$3,137	$3,741
Long-term deferred compensation liability	27,592	24,716
Long-term income taxes payable	2,195	3,952
Long-term operating lease liability	6,507	9,329
Other long-term liabilities	9,795	7,530
	$49,226	$49,268

(7)    Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

units utilized for goodwill impairment tests align directly with our operating segments, Specialty Technology Solutions and Modern Communications & Cloud. The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2024, 2023 and 2022, no impairment charges related to goodwill were recorded. The fair value of the Specialty Technology Solutions and Modern Communications & Cloud reporting units exceeded its carrying value by 11% and 33%, respectively, as of the annual goodwill impairment testing date.

Changes in the carrying amount of goodwill for the years ended June 30, 2024 and 2023, by reportable segment, are set forth in the table below.

	Specialty Technology Solutions	Modern Communications & Cloud	Total
	(in thousands)
Balance at June 30, 2022	$16,370	$198,065	$214,435
Unrealized loss on foreign currency translation	—	2,271	2,271
Balance at June 30, 2023	$16,370	$200,336	$216,706
Unrealized gain on foreign currency translation	—	(10,405)	(10,405)
Balance at June 30, 2024	$16,370	$189,931	$206,301

The following table shows the Company’s identifiable intangible assets as of June 30, 2024 and 2023, respectively.

	June 30, 2024			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$107,875	$79,235	$28,640	$138,574	$90,650	$47,924
Trade names	13,036	10,021	3,015	19,562	14,109	5,453
Non-compete agreements	—	—	—	2,410	2,410	—
Supplier partner program	4,085	2,911	1,174	4,085	2,481	1,604
Encryption key library	19,900	17,205	2,695	19,900	14,718	5,182
Developed technology	4,612	2,501	2,111	14,262	5,930	8,332
Total intangibles	$149,508	$111,873	$37,635	$198,793	$130,298	$68,495

The weighted-average amortization period for all intangible assets was approximately 10 years for the fiscal years ended June 30, 2024, 2023 and 2022. Amortization expense for continuing operations for the years ended June 30, 2024, 2023 and 2022 was $15.7 million, $16.7 million and $17.9 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements. Certain fully amortized intangible assets have been removed during the current fiscal year.

Estimated future amortization expense is as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

Amortization Expense
(in thousands)
Year Ended June 30,
2025	$14,915
2026	11,071
2027	4,902
2028	3,531
2029	3,002
Thereafter	214
Total	$37,635

(8)    Short Term Borrowings and Long Term Debt

The following table shows the Company’s short-term and long-term debt as of June 30, 2024 and 2023, respectively.

	June 30,
	2024	2023
	(in thousands)
Current portion of long-term debt	$7,857	$6,915
Mississippi revenue bond, net of current portion	3,024	3,381
Senior secured term loan facility, net of current portion	133,125	140,625
Borrowings under revolving credit facility	50	178,980
Total debt	$144,056	$329,901

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the Amended Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s leverage ratio plus, if applicable, certain mandatory costs.

During the fiscal year ended June 30, 2024, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of June 30, 2024 was 1.00%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2024 was 0.15%. The effective interest rates for the term loan were 6.44% and 6.70% as of June 30, 2024 and June 30, 2023, respectively. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2024.
The average daily balance outstanding on the revolving credit facility, excluding the term loan facility, was $71.1 million and $223.5 million during the fiscal year ended June 30, 2024 and 2023, respectively. There was $349.9 million and $171.0 million available for additional borrowings as of June 30, 2024 and 2023, respectively. The effective interest rates for the revolving line of credit were 6.44% and 6.74% as of June 30, 2024 and June 30, 2023, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2024 and 2023.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to one-month term SOFR plus 0.10% plus the applicable margin of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2024, the Company was in compliance with all covenants under this bond. The interest rates at June 30, 2024 and 2023 were 6.28% and 6.11%, respectively.

Scheduled maturities of the Company’s short-term borrowings, revolving credit facility and long-term debt at June 30, 2024 are as follows:

	Revolving Credit Facility	Term Loan Facility	Mississippi Bond
	(in thousands)
Fiscal year:
2025	$—	$7,500	$357
2026	—	7,500	361
2027	—	10,313	366
2028	50	115,312	371
2029	—	—	375
Thereafter	—	—	1,551
Total principal payments	$50	$140,625	$3,381

Debt Issuance Costs

As of June 30, 2024, net debt issuance costs associated with the credit facility and bonds totaled $1.2 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

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

The Company had contracts outstanding with notional amounts of $27.5 million and $34.3 million for the exchange of foreign currencies as of June 30, 2024 and 2023, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

	Fiscal year ended June 30,
	2024	2023	2022
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$(1,864)	$3,928	$(304)
Net foreign currency transactional and re-measurement (gains) losses	4,062	(1,760)	2,382
Net foreign currency losses	$2,198	$2,168	$2,078

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

These interest rate swap agreements are designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for fiscal years ended June 30, 2024, 2023 and 2022.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

The components of the cash flow hedge included in accumulated other comprehensive (loss) income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(3,305)	$(1,553)	$2,088
Unrealized gain in fair value of interest swap rates	1,316	4,554	5,748
Net increase (decrease) in accumulated other comprehensive income (loss)	(1,989)	3,001	7,836
Income tax effect	(507)	747	2,003
Net increase (decrease) in accumulated other comprehensive income, net of tax	$(1,482)	$2,254	$5,833

The Company has the following derivative instruments for continuing operations located on the Consolidated Balance Sheets as of June 30, 2024, utilized for the risk management purposes detailed above:

	June 30, 2024
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign currency hedge	Other current assets	$345	$—
Interest rate swap agreement	Other current assets	$2,698	$—

Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$12

The Company has the following derivative instruments located on the Consolidated Balance Sheets as of June 30, 2023, utilized for the risk management purposes detailed above:

	June 30, 2023
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign currency hedge	Other current assets	$100	$—
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1
Interest rate swap agreement	Other current assets	$4,687	$—

(10)    Fair Value of Financial Instruments

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

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

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$31,014	$31,014	$—
Interest rate swap agreement	2,698	—	2,698
Foreign currency hedge	345	—	345
Total assets at fair value	$34,057	$31,014	$3,043
Liabilities:
Deferred compensation plan investments, current and non-current portion	$31,014	$31,014	$—
Forward foreign currency exchange contracts	12	—	12
Total liabilities at fair value	$31,026	$31,014	$12

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$28,209	$28,209	$—
Forward currency exchange contracts	1	—	$1
Interest rate swap agreement	4,687	—	4,687
Foreign currency hedge	100	—	$100
Total assets at fair value	$32,997	$28,209	$4,788
Liabilities:
Deferred compensation plan investments, current and non-current portion	$28,229	$28,229	$—
Total liabilities at fair value	$28,229	$28,229	$—

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

(11)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans (the 2013 Long-Term Incentive Plan and the 2021 Long-Term Incentive Plan). The 2021 Long-Term Incentive Plan was approved at the annual meeting of the shareholders on January 27, 2022. The 2021 Plan permits the grant of any or all of the following types of awards to grantees: stock options, including non-qualified options and ISOs; SARs; restricted stock ("RSA"); deferred stock and restricted stock units ("RSU"); performance units ("PU") and performance shares; dividend equivalents; and other stock-based awards. Eligible grantees include employees, officers, non-employee consultants and non-employee directors of the Company and its affiliates. Awards are currently only being granted under the 2021 Long-Term Incentive Plan. As of June 30, 2024, there were 1,037,261 shares available for future grant under the 2021 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards align the interests of its employees and directors with those of its shareholders. An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. A PU represents the right to receive shares of common stock in the future contingent on performance against predetermined objectives over a specified performance period.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$550	$1,426	$1,848
Equity classified restricted stock	8,987	9,793	9,815
Total share-based compensation	$9,537	$11,219	$11,663

Stock Options

The Company did not grant stock options during the fiscal year ended June 30, 2024, June 30, 2023 or June 30, 2022. Stock options granted prior to June 30, 2022 vested annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

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

A summary of activity under our stock option plans is presented below:

	Fiscal Year Ended June 30, 2024
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	1,026,671	$32.76
Granted during the period	—	—
Exercised during the period	(195,073)	24.72
Canceled, forfeited, or expired during the period	(119,646)	42.15
Outstanding, end of year	711,952	33.38	3.47	$7,784,250
Vested and expected to vest at June 30, 2024	711,952	33.38	3.47	$7,784,250
Exercisable, end of year	711,952	$33.38	3.47	$7,784,250

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2024, and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2024, 2023 and 2022 was $2.1 million, $0.2 million and $0.6 million, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

As of June 30, 2024 there were no unvested options as presented below:

	Fiscal Year Ended June 30, 2024
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested, beginning of year	170,837	$25.12	$9.06
Granted	—	—	—
Vested	(51,191)	25.14	9.08
Canceled or forfeited	(119,646)	42.15	11.85
Unvested, end of year	—	$—	$—

The total fair value of options vested during the fiscal years ended June 30, 2024, 2023 and 2022 is $1.5 million, $1.6 million and $1.9 million, respectively. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.27 - $26.38	168,920	6.38	24.62	168,920	24.62
$26.38 - $30.49	119,021	6.40	27.14	119,021	27.14
$30.49 - $34.60	53,079	3.44	34.35	53,079	34.35
$34.60 - $38.71	206,839	1.82	37.72	206,839	37.72
$38.71 - $42.82	164,093	0.43	41.13	164,093	41.13
	711,952	3.47	$33.38	711,952	$33.38

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2024, the Company granted 488,208 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

	Fiscal Year Ended June 30, 2024
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	315,731	August 25, 2023	$31.52	Annually over 4 years
Certain employees based on performance	64,532	August 25, 2023	$35.15	Annually over 3 years
Certain employees based on performance	64,527	August 25, 2023	$31.52	Annually over 3 years
Certain employees based on performance	1,507	September 1, 2023	$33.20	Annually over 4 years
Certain employees based on hire	2,276	March 31, 2024	$43.94	Annually over 4 years
Certain employees based on hire	1,563	June 3, 2024	$48.01	Annually over 4 years

Non-Employee Directors
Certain Directors	38,072	August 25, 2023	$31.52	12 months

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2024
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	889,910	$30.43
Granted during the period	488,208	32.12
Vested during the period	(273,134)	28.63
Cancelled, forfeited, or expired during the period	(217,674)	31.70
Outstanding, end of year	887,310	$31.73

As of June 30, 2024, there was approximately $15.6 million of unrecognized compensation cost related to unvested performance units and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.22 years. The Company withheld 88,023 shares for income taxes during the fiscal year ended June 30, 2024.

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

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in thousands)
Matching contributions	$3,099	$3,270	$2,929

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

(13)    Income Taxes

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

As of the fiscal year ended June 30, 2024, the Company maintains the ability to access the earnings of foreign subsidiaries. The Company considered recording a deferred tax liability related to federal, state and withholding tax and determined that no liability should be recorded. There is no certainty as to the timing of the distributions of such earnings to the U.S. in whole or in part.

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in thousands)
Current:
Federal	$15,626	$25,034	$16,895
State	3,608	6,455	5,238
Foreign	5,578	4,507	3,896
Total current	24,812	35,996	26,029
Deferred:
Federal	(827)	(2,991)	3,429
State	(911)	(541)	129
Foreign	(293)	1,294	338
Total deferred	(2,031)	(2,238)	3,896
Provision for income taxes	$22,781	$33,758	$29,925

A reconciliation is provided below of the U.S. Federal income tax expense for the fiscal years ended June 30, 2024, June 30, 2023 and June 30, 2022 with the applicable statutory rate of 21%.

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in thousands)
U.S. statutory rate	21.0%	21.0%	21.0%
U.S. Federal income tax at statutory rate	$20,967	$25,588	$24,911
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	1,939	4,559	4,265
Tax credits	(1,794)	(909)	(796)
Valuation allowance	1,131	1,087	(200)
Effect of varying statutory rates in foreign operations, net	2,109	2,751	1,145
Stock compensation	(76)	37	(121)
Disallowed interest	—	—	—
Earnings from foreign subsidiaries	776	957	928
Losses on dispositions	(2,816)	—	—
Global intangible low taxed income tax	(832)	1,551	630
Nontaxable income	(927)	(3,189)	(2,050)
Nondeductible compensation(a)	1,412	1,240	1,166
Notional interest deduction on net equity	—	(733)	(780)
Other(a)	892	819	827
Provision for income taxes	$22,781	$33,758	$29,925
(a) Certain amounts in the prior year have been reclassified to the current year presentation in presented table.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

	June 30,
	2024	2023
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$7,787	$5,811
Inventories	2,927	3,326
Nondeductible accrued expenses	7,538	7,561
Net operating loss carryforwards	243	596
Tax credits	8,771	8,430
Deferred compensation	7,706	7,173
Stock compensation	4,490	4,718
Capital loss carryforwards	12,306	7,348
Timing of amortization deduction from intangible assets	6,680	6,170
Total deferred tax assets	58,448	51,133
Valuation allowance	(19,594)	(14,397)
Total deferred tax assets, net of allowance	38,854	36,736
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	(724)	(1,533)
Timing of amortization deduction from goodwill	(13,716)	(10,886)
Timing of amortization deduction from intangible assets	(4,512)	(10,369)
Total deferred tax liabilities	(18,952)	(22,788)
Net deferred tax assets	$19,902	$13,948

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in thousands)
Domestic	$78,653	$94,994	$93,586
Foreign	21,188	26,856	25,037
Worldwide pretax earnings	$99,841	$121,850	$118,623

As of June 30, 2024, there were (i) gross net operating loss carryforwards of approximately $0.9 million for U.S. federal income tax purposes; (ii) gross state net operating loss carryforwards of approximately $1.5 million; (iii) state income tax credit carryforwards of approximately $3.3 million that began to expire in the 2023 tax year; (iv) withholding tax credits of approximately $5.0 million; (v) foreign tax credits of $1.2 million, and (vi) gross capital loss carryovers of $49.9 million. The Company maintains a valuation allowance of $0.1 million for U.S. federal net operating losses, $12.3 million for capital loss carryforwards, a less than $0.1 million valuation allowance for state net operating losses, a $5.0 million valuation allowance for withholding tax credits, a $1.2 million valuation allowance for foreign tax credits, and a $1.0 million valuation allowance for state income tax credits, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company recognizes excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements in accordance with ASU 2016-09. The Company recognized net tax expense of less than $0.1 million for the fiscal year ended June 30, 2024, net tax benefit of less than $0.1 million and $0.3 million for the fiscal years ended June 30, 2023 and 2022, respectively.

As of June 30, 2024, the Company had gross unrecognized tax benefits of $1.1 million, $0.9 million of which, if recognized, would affect the effective tax rate. This reflects a decrease of less than $0.1 million on a gross basis over the prior fiscal year.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

The Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statement. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. The total amount of interest and penalties accrued, but excluded from the table below, were $1.3 million, $1.2 million and $1.2 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2024	2023	2022
	(in thousands)
Beginning Balance	$1,172	$1,065	$1,121
Additions based on tax positions related to the current year	89	123	139
Reduction for tax positions of prior years	(120)	(16)	(195)
Ending Balance	$1,141	$1,172	$1,065

During the June 30, 2024 fiscal year, the Company received a favorable ruling in Brazil regarding an exclusion from taxable income and as a result recognized a $1.5 million income tax recovery for prior years. A court ruling in Brazil in June 2023 confirmed that Brazilian state-provided tax benefits are not subject to income tax and the Company recognized a tax benefit of $2.2 million during the June 30, 2023 fiscal year.

Subsequent to the 2023 fiscal year-end, the IRS issued Notice 2023-55 which provides taxpayers with Brazilian subsidiaries temporary relief from the final foreign tax credit regulations. As a result, the company recognized a tax benefit of $1.5 million during the 2024 fiscal year for creditable foreign taxes for the 2023 fiscal year.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2019.

(14)    Leases

In accordance with ASC 842, Leases, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2027. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at June 30, 2024 and 2023.

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
June 30, 2024

expensed as incurred. Further, the Company has elected the practical expedient to recognize all lease and non-lease components as a single lease component, where applicable.

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at June 30, 2024 and 2023:

Operating leases	Balance Sheet location	June 30, 2024	June 30, 2023
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$9,057	$12,539
Current operating lease liabilities	Accrued expenses and other current liabilities	3,398	4,355
Long-term operating lease liabilities	Other long-term liabilities	6,507	9,329

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the fiscal years ended June 30, 2024, 2023 and 2022. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Fiscal year ended June 30,
	2024	2023	2022
	(in thousands)
Operating lease cost	$4,917	$5,224	$5,239
Variable lease cost	1,416	1,460	1,208
	$6,333	$6,684	$6,447

Supplemental cash flow information related to the Company's operating leases for the fiscal years ended June 30, 2024, 2023 and 2022 are presented in the table below:

	Fiscal year ended June 30,
	2024	2023	2022
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$4,747	$5,463	$5,182
Right-of-use assets obtained in exchange for lease obligations	840	897	2,313

The weighted-average remaining lease term and discount rate at June 30, 2024 and 2023 are presented in the table below:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term	3.03	3.62
Weighted-average discount rate	4.84%	4.30%

The following table presents the maturities of the Company's operating lease liabilities at June 30, 2024:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

Operating leases
(in thousands)
2025	$4,174
2026	3,811
2027	3,428
2028	1,409
2029	721
Thereafter	300
Total future payments	13,843
Less: amounts representing interest	3,938
Present value of lease payments	$9,905

(15)    Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2024, 2023 and 2022 were received from the sale of products purchased from the Company’s ten largest suppliers. The Company has entered into written agreements with substantially all of its major suppliers. While the Company’s agreements with most of its suppliers contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition and results of operations.

Capital Projects

The Company expects total capital expenditures to range from $10.0 million to $15.0 million during fiscal year 2025 primarily for IT investments.

Pre-Acquisition Contingencies

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. There were no deposits into, or releases from the escrow account during the fiscal year ended June 30, 2024. There were no deposits into the escrow account and $1.2 million was released from the escrow account during the fiscal year ended June 30, 2023. The amount available after the impact of foreign currency translation, as of June 30, 2024 and 2023, for future pre-acquisition contingency settlements or to be released to the sellers was $3.2 million and $3.4 million, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's consolidated balance sheet:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

	June 30, 2024	June 30, 2023
	(in thousands)
Assets
Prepaid expenses and other assets (current)	$14	$16
Other assets (noncurrent)	$3,598	$4,150
Liabilities
Other current liabilities	$14	$16
Other long-term liabilities	$3,598	$4,150

The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2024 is estimated to range from $3.6 million to $14.6 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

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

Modern Communications & Cloud Segment

The Modern Communications & Cloud segment includes the Company’s business in communications and collaboration, connectivity and cloud services. Communications and collaboration solutions, delivered in the cloud, on-premise or hybrid, include voice, video, integration of communication platforms and contact center solutions. The Intelisys connectivity and cloud marketplace offers telecom, cable, UCaaS, CCaaS, infrastructure as a service, software-defined wide-area network and other cloud services. This segment includes SaaS and subscription services, which the Company offers using digital tools and platforms. The Company has business operations within this segment in the United States, Canada and Brazil.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

Selected financial information for each business segment is presented below:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in thousands)
Sales:
Specialty Technology Solutions	$1,998,636	$2,331,030	$2,082,321
Modern Communications & Cloud	1,261,173	1,456,691	1,447,614
	$3,259,809	$3,787,721	$3,529,935
Depreciation and amortization:
Specialty Technology Solutions	$11,197	$10,838	$11,754
Modern Communications & Cloud	13,875	14,901	15,110
Corporate	2,937	2,875	3,020
	$28,009	$28,614	$29,884
Operating income:
Specialty Technology Solutions	$44,726	$75,688	$66,686
Modern Communications & Cloud	52,547	61,658	55,511
Corporate(1)	(6,949)	(1,460)	(30)
	$90,324	$135,886	$122,167
Capital expenditures:
Specialty Technology Solutions	$(2,374)	$(3,966)	$(1,667)
Modern Communications & Cloud	(6,181)	(6,013)	(5,182)
	$(8,555)	$(9,979)	$(6,849)
Sales by Geography Category:
United States	$2,928,606	$3,443,561	$3,178,829
International	338,637	355,647	356,241
Less intercompany sales	(7,434)	(11,487)	(5,135)
	$3,259,809	$3,787,721	$3,529,935

(1) For the year ended June 30, 2024, the amounts shown above include restructuring expenses, acquisition and divestiture expenses as well as cyberattack restoration costs. For the year ended June 30, 2023, the amounts shown above include cyberattack restoration costs. For the year ended June 30, 2022, the amounts shown above include divestiture costs.

	June 30, 2024	June 30, 2023
	(in thousands)
Assets:
Specialty Technology Solutions	$878,025	$1,104,103
Modern Communications & Cloud	901,007	964,066
	$1,779,032	$2,068,169
Property and equipment, net by Geography Category:
United States	$21,613	$27,323
International	11,888	10,056
	$33,501	$37,379

(17)    Accumulated Other Comprehensive Income

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2024	2023	2022
	(in thousands)
Currency translation adjustment	$(117,885)	$(93,136)	$(105,899)
Unrealized loss on fair value of interest rate swap, net of tax	2,032	3,515	1,261
Accumulated other comprehensive loss	$(115,853)	$(89,621)	$(104,638)

The tax effect of amounts in comprehensive loss reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2024	2023	2022
	(in thousands)
Tax (benefit) expense	$(484)	$737	$1,741

(18)    Business Sale

On December 19, 2023, the Company completed the sale of its UK-based intY business, which was part of the Modern Communications & Cloud segment. The Company retained its CASCADE cloud services distribution platform which has been used to grow the Cisco and Microsoft subscription businesses in the United States and Brazil. Under the stock purchase agreement, the Company received proceeds of $17.6 million in cash for the sale, net of cash transferred. The business sale resulted in a $14.2 million gain on sale after considering the net assets sold. The impact of this sale was not material to the consolidated financial statements.

During the fiscal year ended June 30, 2023, the Company received a payment related to a tax settlement of $1.7 million for its divested businesses in Latin America, outside of Brazil. During the fiscal year ended June 30, 2022, the Company received a payment of $3.1 million for its divested businesses in Latin America related to working capital adjustments and in accordance with the Share Purchase Agreement between Intcomex and the Company.The receipt of these payments resulted in a gain on disposal group.

(19)    Restructuring

During fiscal 2024, as part of a strategic review of organizational structure and operations, the Company executed a cost reduction and restructuring program to align our cost structure with demand expectations in our hardware business. These actions are expected to result in approximately $10.0 million in annualized savings in selling, general and administrative expenses.

The following table presents the restructuring and employee separation costs incurred for the fiscal year ended ended June 30, 2024:

Fiscal Year Ended June 30, 2024
(in thousands)
Employee separation and benefit costs	$4,358

For the fiscal year ended June 30, 2024, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Specialty Technology Solutions or Modern Communications & Cloud segments.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024

Accrued restructuring costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the fiscal year ended June 30, 2024:

Accrued Expenses
(in thousands)
Balance at June 30, 2023	$—
Charged to expense	4,358
Cash payments	(2,729)
Balance at June 30, 2024	$1,629

The remaining balance as of June 30, 2024 of $1.6 million is expected to be paid through the third quarter of fiscal year 2025.

(20)    Subsequent Events

On August 8, 2024, ScanSource acquired Resourcive, a leading technology advisor. Resourcive delivers strategic IT sourcing solutions to mid-market and enterprise businesses, advising clients on value creation strategies that are enabled by technology.

On August 15, 2024, ScanSource acquired Advantix, a VAR-focused, managed connectivity experience provider specializing in wireless enablement solutions.

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.    Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2024, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2024.
The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on internal control over financial reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC, pursuant to General Instructions G(3) to Form 10K, not later than 120 days after the end of our fiscal year ended June 30, 2024, a definitive Proxy Statement relating to the 2024 Annual Meeting pursuant to Regulation 14A promulgated under the Exchange Act (the “Part III Filing”). . Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements. For a list of the financial statements included in this Annual Report on Form 10-K, see “Index to Financial Statements” included herein.
(a)(2) Financial Statement Schedules. None.
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

SCANSOURCE, INC.

Date:	August 27, 2024	By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BAUR	Chairman and Chief Executive Officer	August 27, 2024
Michael L. Baur	(Principal Executive Officer)

/s/ STEVE JONES	Senior Executive Vice President and Chief Financial Officer	August 27, 2024
Steve Jones	(Principal Financial Officer)

/s/ BRANDY FORD	Senior Vice President and Chief Accounting Officer	August 27, 2024
Brandy Ford	(Principal Accounting Officer)

/s/ PETER C. BROWNING	Lead Independent Director	August 27, 2024
Peter C. Browning

/s/ FRANK E. EMORY, JR.	Director	August 27, 2024
Frank E. Emory, Jr.

/s/ CHARLES A. MATHIS	Director	August 27, 2024
Charles A. Mathis

/s/ VERNON NAGEL	Director	August 27, 2024
Vernon Nagel

/s/ DOROTHY F. RAMONEDA	Director	August 27, 2024
Dorothy F. Ramoneda

/s/ JEFFREY R. RODEK	Director	August 27, 2024
Jeffrey R. Rodek

/s/ ELIZABETH O. TEMPLE	Director	August 27, 2024
Elizabeth O. Temple

Exhibit Index

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
2.1	Share Purchase and Sale Agreement for Global Data Network LLP dated January 8, 2015		10-Q	2.1	2/3/2015
3.1	Second Amended and Restated Articles of Incorporation and Articles of Amendment		8-K	3.1	1/27/2022
3.2	Amended and Restated Bylaws		10-Q	3.1	5/7/2024
4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994
4.2	Description of Securities	X
	Executive Compensation Plans and Arrangements
10.1	ScanSource, Inc. 2024 Board of Directors Compensation Program	X
10.2	ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021		10-Q	10.3	5/10/2021
10.3	Executive Severance Plan		8-K	10.3	6/21/2017
10.4	ScanSource, Inc. Management Incentive Plan		10-K	10.7	8/22/2023
10.5	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur		8-K	10.1	6/21/2017
10.6	Employment Letter, dated September 27, 2019 of John Eldh		10-K	10.26	8/24/2021
10.7	Separation Agreement and General Release, dated September 22, 2023, by and between Registrant and John Eldh		8-K	10.1	9/26/2023
10.8	Employment Letter, dated November 16, 2020, of Stephen Jones		10-Q	10.1	2/2/2021
10.9	Employment Letter, dated May 6, 2021 of Rachel Hayden		10-K	10.29	8/24/2021
10.10	Employment Letter, dated February 9, 2023 of Shana Smith		10-K/A	10.23	10/24/2023
10.11	Employment Letter, dated June 29, 2023 of Alexandre Conde	X
10.12	Severance Plan, dated December 13, 2023 for Alexandre Conde	X
10.13	2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.14	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014
10.15	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014
10.16	Form of Non-Qualified Stock Option Award Certificate under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.3	12/8/2017
10.17	Form of Incentive Stock Option Award Certificate under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.4	12/8/2017
10.18	Form of Restricted Stock Unit Award Certificate (Performance- and Service-based) under the ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K/A	10.37	10/26/2021
10.19	Form of Restricted Stock Unit Award Certificate (Service-based) under the ScanSource, Inc. 2013 Long-Term Incentive Plan		10-K	10.38	8/24/2021

10.20		ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan	10-K	10.3	8/22/2023
10.21		Form of Employee Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan	8-K	10.2	1/27/2022
10.22		Form of Restricted Stock Unit Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan	8-K	10.4	1/27/2022
10.23		Form of Director Restricted Stock Unit Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan	8-K	10.5	1/27/2022
10.24		Form of Employee Restricted Stock Unit Award Certificate (Performance and Service-Based) under the 2021 Omnibus Incentive Compensation Plan	8-K	10.6	1/27/2022
10.25		Form of Incentive Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan	8-K	10.7	1/27/2022
10.26		Form of Non-Qualified Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan	8-K	10.8	1/27/2022
10.27		Form of Director Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan	8-K	10.9	1/27/2022
		Bank Agreements
10.28		Third Amended and Restated Credit Agreement	8-K	10.1	9/29/2022
10.29		Suspension of Rights Agreement, dated as of April 16, 2024, to the Third Amended and Restated Credit Agreement	10-Q	10.1	5/7/2024
		Other Agreements
10.30	+	Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.	10-K	10.26	8/29/2007
10.31	+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.	10-K	10.54	8/29/2016
10.32		Fourth Amendment to Industrial Lease Agreement	10-Q	10.1	5/9/2019
10.33	+	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.	10-K	10.38	8/22/2019
10.34	+	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.39	8/22/2019
10.35	+	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.40	8/22/2019
10.36	+	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.41	8/22/2019
10.37	+	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.42	8/22/2019
10.38		Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.43	8/22/2019
10.39	+	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.44	8/22/2019
10.40		Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.46	8/22/2019
10.41		Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement	10-K	10.47	8/22/2019
10.42		Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement	10-Q	10.2	5/10/2021
10.43		Amendment No. 21 to the Nonexclusive Value Added Distributor Agreement	10-K	10.59	8/22/2023
10.44	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019	10-K	10.48	8/22/2019
10.45	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015	10-K	10.49	8/22/2019

10.46	+	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019
10.47	+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.)		10-K	10.58	8/24/2021
10.48	+	Amendment to PartnerEmpower Distribution Agreement with Zebra		10-K	10.59	8/24/2021
10.49		Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016
10.50	+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.61	8/24/2021
10.51	+	Addendum to Zebra PartnerConnect Distributor Agreement		10-Q	10.2	5/9/2019
10.52		Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020
10.53		Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.64	8/24/2021
10.54	+	Addendum to Zebra PartnerConnect EVM Distributor Agreement	X
19.1		Insider Trading Policy	X
21.1		Subsidiaries of the Company	X
23.1		Consent of Grant Thornton LLP	X
31.1		Certification of the Chief Executive Officer	X
31.2		Certification of the Chief Financial Officer	X
32.1		Certification of the Chief Executive Officer	X
32.2		Certification of the Chief Financial Officer	X
97.1		Compensation Recovery Plan		10-Q	99.1	11/9/2023
101
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2024 and June 30, 2023, (ii) the Consolidated Income Statements for the years ended June 30, 2024, June 30, 2023 and June 30, 2022, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2024, June 30, 2023 and June 30, 2022, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2024, June 30, 2023 and June 30, 2022, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
			X
104		Cover page Inline XBRL File (Included in Exhibit 101)	X

	+	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

		Our SEC file number for documents filed with the SEC pursuant to the Exchange Act is 000-26926.