Form 10-Q
period 2024-09-30
SCANSOURCE, INC.
filed 2024-11-07
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2024
Common Stock, no par value per share	0 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2024

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," "will," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's organic growth strategy, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, relationships with the Company's key suppliers and sales partners or a termination or a significant modification of the terms under which it operates with such suppliers and sales partners, changes in the Company's operating strategy and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2024.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$145,044	$185,460
Accounts receivable, less allowance of $22,721 at September 30, 2024 and $20,684 at June 30, 2024	567,127	581,523
Inventories	504,078	512,634
Prepaid expenses and other current assets	136,110	125,082
Total current assets	1,352,359	1,404,699
Property and equipment, net	32,940	33,501
Goodwill	232,856	206,301
Identifiable intangible assets, net	77,800	37,634
Deferred income taxes	17,490	19,902
Other non-current assets	73,064	76,995
Total assets	$1,786,509	$1,779,032
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$578,657	$587,984
Accrued expenses and other current liabilities	69,326	65,616
Current portion of contingent consideration	1,911	—
Income taxes payable	6,376	7,895
Current portion of long-term debt	9,736	7,857
Total current liabilities	666,006	669,352
Long-term debt, net of current portion	133,913	136,149
Borrowings under revolving credit facility	—	50
Long-term portion of contingent consideration	15,289	—
Other long-term liabilities	50,408	49,226
Total liabilities	865,616	854,777
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 24,005,107 and 24,243,848 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	2,975	26,370
Retained earnings	1,030,712	1,013,738
Accumulated other comprehensive loss	(112,794)	(115,853)
Total shareholders’ equity	920,893	924,255
Total liabilities and shareholders’ equity	$1,786,509	$1,779,032

June 30, 2024 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2024	2023
Net sales	$775,580	$876,305
Cost of goods sold	673,961	769,797
Gross profit	101,619	106,508
Selling, general and administrative expenses	71,706	75,436
Depreciation expense	2,857	2,795
Intangible amortization expense	4,358	4,193
Restructuring expense	5,068	—
Operating income	17,630	24,084
Interest expense	2,109	5,585
Interest income	(2,659)	(1,325)
Other (income) expense, net	(4,782)	677
Income before income taxes	22,962	19,147
Provision for income taxes	5,988	3,715
Net income	$16,974	$15,432

Per share data:
Net income per common share, basic	$0.70	$0.62
Weighted-average shares outstanding, basic	24,147	24,886

Net income per common share, diluted	$0.69	$0.61
Weighted-average shares outstanding, diluted	24,646	25,178

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2024	2023
Net income	$16,974	$15,432
Unrealized (loss) gain on hedged transaction, net of tax	(1,050)	153
Foreign currency translation adjustment	4,109	(6,890)
Comprehensive income	$20,033	$8,695

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	24,243,848	$26,370	$1,013,738	$(115,853)	$924,255
Net income	—	—	16,974	—	16,974
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,050)	(1,050)
Foreign currency translation adjustment	—	—	—	4,109	4,109
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	349,277	2,177	—	—	2,177
Common stock repurchased	(588,018)	(28,043)	—	—	(28,043)
Share-based compensation	—	2,471	—	—	2,471
Balance at September 30, 2024	24,005,107	$2,975	$1,030,712	$(112,794)	$920,893

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$16,974	$15,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,471	7,217
Amortization of debt issue costs	96	96
Provision for doubtful accounts	1,678	4,157
Share-based compensation	2,471	2,769
Deferred income taxes	2,433	1,303
Finance lease interest	25	15
Changes in operating assets and liabilities:
Accounts receivable	20,606	53,284
Inventories	9,524	99,630
Prepaid expenses and other assets	(1,952)	(7,743)
Other non-current assets	3,285	11,227
Accounts payable	(17,002)	(70,292)
Accrued expenses and other liabilities	744	(21,764)
Income taxes payable	(1,523)	(1,798)
Net cash provided by operating activities	44,830	93,533
Cash flows from investing activities:
Capital expenditures	(2,375)	(2,315)
Cash paid for business acquisitions, net of cash acquired	(56,849)	—
Net cash used in investing activities	(59,224)	(2,315)
Cash flows from financing activities:
Borrowings on revolving credit, net of expenses	8,381	588,570
Repayments on revolving credit, net of expenses	(8,430)	(669,424)
Repayments on long-term debt	(357)	(938)
Repayments on finance lease obligation	(275)	(191)
Exercise of stock options	6,971	72
Taxes paid on settlement of equity awards	(4,794)	(1,582)
Common stock repurchased	(28,126)	—
Net cash used in financing activities	(26,630)	(83,493)
Effect of exchange rate changes on cash and cash equivalents	608	(1,256)
(Decrease) increase in cash and cash equivalents	(40,416)	6,469
Cash and cash equivalents at beginning of period	185,460	36,178
Cash and cash equivalents at end of period	$145,044	$42,647

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for partners across hardware, Software as a Service ("SaaS"), connectivity and cloud. The Company brings technology solutions and services from the world’s leading suppliers of mobility and barcode, point-of-sale ("POS"), payments, networking, security, unified communications and collaboration, connectivity and cloud services to market. The Company operates primarily in the United States, Canada and Brazil. The Company's two operating segments, Specialty Technology Solutions and Intelisys & Advisory, represent the different sales models the Company uses in executing its hybrid distribution growth strategy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at September 30, 2024 and June 30, 2024, the results of operations for the quarters ended September 30, 2024 and 2023, the condensed consolidated statements of comprehensive income for the quarters ended September 30, 2024 and 2023, the condensed consolidated statements of shareholders' equity for the quarters ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the quarters ended September 30, 2024 and 2023. The results of operations for the quarter ended September 30, 2024 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Unless otherwise indicated, disclosures provided in the notes to the Company's consolidated financial statements pertain to continuing operations only.

Segment Changes

Effective July 1, 2024, the Company realigned its operating segments to represent the different sales models it uses in executing its hybrid distribution growth strategy. The two realigned segments are Specialty Technology Solutions and Intelisys & Advisory. The Specialty Technology Solutions segment combines the Company's former segments, with the exception of the Company's Intelisys business. The Intelisys & Advisory segment includes the Intelisys and technology advisors businesses, including Channel Exchange (formerly known as intY USA), RPM and Resourcive. Both segments include recurring revenue.

The Company has reclassified certain prior year amounts in the segment results to conform with the current year presentation. These reclassifications had no effect on the condensed consolidated financial results. See Note 10 - Segment Information for descriptions of the Company's segments.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2024 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amount of $0.3 million and $5.9 million are included in accounts payable on the condensed consolidated balance sheets at September 30, 2024 and June 30, 2024, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.9 million and $2.8 million for the quarters ended September 30, 2024 and September 30, 2023, respectively. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.3 million and $0.2 million for the quarters ended September 30, 2024 and September 30, 2023, respectively. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.4 million and $4.2 million for the quarters ended September 30, 2024 and September 30, 2023, respectively.

Recent Accounting Pronouncements

In July 2023, the Securities and Exchange Commission issued final rules that require new and enhanced disclosures on cybersecurity risk management, strategy, governance, and incident reporting. Under the final rules, companies must report a material cybersecurity incident on Form 8-K within four business days of determining that such cybersecurity incident is material. To the extent the nature, scope, timing or the impact of the incident is not determinable at the time such Form 8-K is required to be filed, additional information about the material aspects of the cybersecurity incident must be filed on a Form 8-K/A within four business days after such additional information becomes available. Companies must also disclose their cybersecurity processes, management's role in cybersecurity governance, and cybersecurity oversight by the Board of Directors on Form 10-K. The Company adopted these rules for the fiscal year ended June 30, 2024.

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

The changes in the allowance for doubtful accounts for the three months ended September 30, 2024 are set forth in the table below.

	June 30, 2024	Amounts Charged to Expense	Write-offs	Other (1)	September 30, 2024
	(in thousands)
Trade accounts and current notes receivable allowance	$20,684	$1,678	$(153)	$512	$22,721
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the three months ended September 30, 2024.

(3) Revenue Recognition

The Company provides technology solutions and services from the leading global suppliers of mobility, barcode, POS, payments, physical security, unified communications, collaboration, connectivity and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model in accordance with ASC 606: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to customers, which is generally at the point of shipment. The Company delivers products to customers in several ways, including: (i) shipment from a Company warehouse, (ii) drop-shipment directly from the supplier, or (iii) electronic delivery for non-physical products.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended September 30, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$740,734	$833	$741,567
Recurring revenue(a)	11,565	22,448	34,013
	$752,299	$23,281	$775,580

	Quarter ended September 30, 2023
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$846,835	$839	$847,674
Recurring revenue(a)	7,115	21,516	28,631
	$853,950	$22,355	$876,305

(a) Recurring revenue represents revenue primarily from agency commissions, SaaS, subscriptions, and hardware rentals.

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$16,974	$15,432
Denominator:
Weighted-average shares, basic	24,147	24,886
Dilutive effect of share-based payments	499	292
Weighted-average shares, diluted	24,646	25,178

Net income per common share, basic	$0.70	$0.62
Net income per common share, diluted	$0.69	$0.61

For the quarters ended September 30, 2024 and 2023, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 109,450 and 854,893, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	September 30, 2024	June 30, 2024
	(in thousands)
Foreign currency translation adjustment	$(113,777)	$(117,885)
Unrealized gain on hedged transaction, net of tax	983	2,032
Accumulated other comprehensive loss	$(112,794)	$(115,853)

The tax effect of amounts in comprehensive loss reflect a tax benefit as follows:

	Quarter ended September 30,
	2024	2023
	(in thousands)
Tax benefit	$(363)	$(54)

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2024, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Balance at June 30, 2024	$146,108	$60,193	$206,301
Additions	16,048	9,078	25,126
Foreign currency translation adjustment	245	1,184	1,429
Balance at September 30, 2024	$162,401	$70,455	$232,856

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2024.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2024	$37,634
Additions	44,500
Amortization expense	(4,358)
Foreign currency translation adjustment	24
Balance at September 30, 2024	$77,800

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at September 30, 2024 and June 30, 2024.

	September 30, 2024	June 30, 2024
	(in thousands)
Current portion of long-term debt	$9,736	$7,857
Mississippi revenue bond, net of current portion	2,663	3,024
Senior secured term loan facility, net of current portion	131,250	133,125
Borrowings under revolving credit facility	—	50
Total debt	$143,649	$144,056

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

During the quarter ended September 30, 2024, all of the Company's borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of September 30, 2024 was 1.00%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at September 30, 2024 was 0.15%. The effective interest rates for the term loan were 5.95% and 6.44% as of September 30, 2024 and June 30, 2024, respectively. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement at September 30, 2024.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three month periods ended September 30, 2024 and 2023 was $144.0 million and $200.9 million, respectively. There was $350.0 million and $349.9 million available for additional borrowings as of September 30, 2024 and June 30, 2024, respectively. The effective interest rates for the revolving line of credit were 5.95% and 6.44% as of September 30, 2024 and June 30, 2024, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2024 or June 30, 2024.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At September 30, 2024, the Company was in compliance with all covenants under this bond. The interest rates at September 30, 2024 and June 30, 2024 were 6.15% and 6.28%, respectively.

Debt Issuance Costs

At September 30, 2024, net debt issuance costs associated with the credit facility and bond totaled $1.1 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $33.7 million and $27.5 million for the exchange of foreign currencies at September 30, 2024 and June 30, 2024, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters ended September 30, 2024 and 2023 are as follows:

	Quarter ended
	September 30,
	2024	2023
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$941	$(368)
Net foreign currency transactional and re-measurement (gains) losses	(607)	1,064
Net foreign currency exchange losses	$334	$696

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

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended September 30, 2024 and 2023.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters ended September 30, 2024 and 2023, are as follows:

	Quarter ended
	September 30,
	2024	2023
	(in thousands)
Net interest income recognized as a result of interest rate swap	$(508)	$(759)
Unrealized (loss) gain in fair value of interest rate swap	(885)	974
Net (decrease) increase in accumulated other comprehensive income	(1,393)	215
Income tax effect	(343)	62
Net (decrease) increase in accumulated other comprehensive income, net of tax	$(1,050)	$153

The Company used the following derivative instruments at September 30, 2024 and June 30, 2024, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2024		June 30, 2024
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	—	$17	—	—
Foreign currency hedge	Prepaid expenses and other current assets	—	—	$345	—
Interest rate swap agreement	Other non-current assets	$1,305	—	$2,698	—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	—	—	—	$12
Foreign currency hedge	Accrued expenses and other current liabilities	$53	—	—	—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at September 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$32,176	$32,176	$—	$—
Forward foreign currency exchange contracts	17	—	17	—
Interest rate swap agreement	1,305	—	1,305	—
Total assets at fair value	$33,498	$32,176	$1,322	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$32,176	$32,176	$—	$—
Foreign currency hedge	53	—	53	—
Liability for contingent consideration, current and non-current	17,200	—	—	17,200
Total liabilities at fair value	$49,429	$32,176	$53	$17,200

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$31,014	$31,014	$—	$—
Foreign currency hedge	345	—	345	—
Interest rate swap agreement	2,698	—	2,698	—
Total assets at fair value	$34,057	$31,014	$3,043	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$31,014	$31,014	$—	$—
Forward foreign currency exchange contracts	12	—	12	—
Total liabilities at fair value	$31,026	$31,014	$12	$—

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

The Company recorded a contingent consideration liability at the acquisition date of both Advantix and Resourcive. These liabilities represent the amounts payable to former owners, as outlined under the terms of the asset purchase agreements, based upon the achievement of a projected earnings before interest expense, taxes, depreciation and amortization, net of specific pro forma adjustments.

The fair values of amounts owed are recorded in current portion of contingent consideration and long-term portion of contingent consideration in the Company’s Condensed Consolidated Balance Sheets. In accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Condensed Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including but not limited to:

•estimated future results, net of pro forma adjustments set forth in the purchase agreements;
•a risk premium reflective of the Company’s creditworthiness and market risk premium associated with the United States markets.
Advantix

Advantix Solutions Group, Inc ("Advantix") is part of the Specialty Technology Solutions segment. The fair value of the contingent consideration is determined using a static discounted cash flow model. The fair value of the liability for the contingent consideration related to Advantix recognized at September 30, 2024 was $7.5 million, of which $1.9 million is classified as current. The fair value at September 30, 2024 approximated the fair value recognized upon acquisition in August 2024, as such no change in fair value of contingent consideration was recognized in the Condensed Consolidated Income Statements. Earnout payments to the former owners of Advantix are payable based on results from fiscal year 2025 to fiscal year 2028.

Resourcive

Secure Path Networks, LLC dba Resourcive ("Resourcive") is part of the Intelisys & Advisory segment. The fair value of the contingent consideration for Resourcive is determined using a Monte Carlo simulation. The fair value of the liability for the contingent consideration related to Resourcive recognized at September 30, 2024 was $9.7 million, all of which is classified as non-current and is due to the former owners of Resourcive during fiscal year 2027. The fair value at September 30, 2024 approximated the fair value recognized upon acquisition in August 2024, as such no change in fair value of contingent consideration was recognized in the Condensed Consolidated Income Statements.

Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liabilities related to Advantix and Resourcive at September 30, 2024 were as follows.

Acquisition	Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
Advantix	September 30, 2024	Discounted cash flow	Adjusted EBITDA risk premium	15.7%
			Adjusted EBITDA growth rate	19.8%

Resourcive	September 30, 2024	Monte Carlo	Adjusted EBITDA risk premium	13.6%
			Simulated commission growth percentage	23.7%

(10) Segment Information

The Company is a leading provider of technology solutions and services to customers in specialty technology markets. The Company has two reportable segments based on sales model.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment operates primarily in the United States, Canada and Brazil and includes specialty technology solutions distributed through a wholesale sales model. The specialty technology solutions include the following:

•Mobility and barcode solutions - mobile computing, barcode scanners and imagers, radio frequency identification devices, barcode printing and related services, wireless enablement and connectivity tools;
•POS and payments solutions - POS systems, integrated POS software platforms, self-service kiosks including self-checkout, payment terminals and mobile payment devices;
•Security solutions - video surveillance and analytics, video management software and access control;
•Networking solutions - switching, routing and wireless products and software; and
•Communications and collaboration solutions - voice, video, communication platform integration and contact center solutions.

Intelisys & Advisory Segment

The Intelisys & Advisory segment operates primarily in the United States and distributes connectivity and cloud services through an agency sales model. The connectivity and cloud services include telecom, cable, Unified Communications as a Service (UCaaS), Contact Center as a Service (CCaaS), Infrastructure as a Service (IaaS), Software-Defined Wide-Area Network (SD-WAN) and other cloud services. This segment includes SaaS and subscription services, which the Company offers using digital tools and platforms.

Selected financial information for each business segment is presented below:

	Quarter ended
	September 30,
	2024	2023
	(in thousands)
Sales:
Specialty Technology Solutions	$752,299	$853,950
Intelisys & Advisory	23,281	22,355
	$775,580	$876,305
Depreciation and amortization:
Specialty Technology Solutions	$4,626	$4,544
Intelisys & Advisory	2,125	1,954
Corporate	720	720
	$7,471	$7,218
Operating income (loss):
Specialty Technology Solutions	$16,738	$17,636
Intelisys & Advisory	6,413	6,649
Corporate (a)	(5,521)	(201)
	$17,630	$24,084
Capital expenditures:
Specialty Technology Solutions	$(2,228)	$(2,297)
Intelisys & Advisory	(147)	(18)
	$(2,375)	$(2,315)
Sales by Geography Category:
United States and Canada	$715,989	$792,464
Brazil(b)	63,561	85,305
Less intercompany sales	(3,970)	(1,464)
	$775,580	$876,305

(a) For the quarter ended September 30, 2024, the amounts shown above include restructuring expense, acquisition and divestiture expenses as well as cyberattack restoration costs. For the quarter ended September 30, 2023, the amounts above include cyberattack restoration costs.

(b) Countries outside of Brazil represent $0.1 million, or 0.2% of sales, for the quarter ended September 30, 2024 and $2.4 million, or 2.8% of sales, for the quarter ended September 30, 2023.

	September 30, 2024	June 30, 2024
	(in thousands)
Assets:
Specialty Technology Solutions	$1,563,728	$1,499,146
Intelisys & Advisory	222,781	279,886
	$1,786,509	$1,779,032
Property and equipment, net by Geography Category:
United States and Canada	$19,836	$21,613
Brazil	13,104	11,888
	$32,940	$33,501

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at September 30, 2024 and the consolidated financial statements at June 30, 2024.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at September 30, 2024 and June 30, 2024:

		September 30, 2024	June 30, 2024
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$10,574	$9,057
Current operating lease liabilities	Accrued expenses and other current liabilities	$3,810	$3,398
Long-term operating lease liabilities	Other long-term liabilities	$7,574	$6,507

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters ended September 30, 2024 and 2023. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended September 30,
	2024	2023
	(in thousands)
Operating lease cost	$1,121	$1,209
Variable lease cost	332	383
	$1,453	$1,592

Supplemental cash flow information related to the Company's operating leases for the three months ended September 30, 2024 and 2023 are presented in the table below:

	Quarter ended September 30,
	2024	2023
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$1,132	$1,412
Right-of-use assets obtained in exchange for lease obligations	2,461	230

The weighted-average remaining lease term and discount rate at September 30, 2024 are presented in the table below:

September 30, 2024
Weighted-average remaining lease term	3.11 years
Weighted-average discount rate	5.20%

The following table presents the maturities of the Company's operating lease liabilities at September 30, 2024:

Operating leases
(in thousands)
2024	$3,403
2025	4,198
2026	3,812
2027	1,412
2028	723
Thereafter	300
Total future payments	13,848
Less: amounts representing interest	2,464
Present value of lease payments	$11,384
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

During the Company's due diligence for the Network1 acquisition completed in 2016, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.4 million and $3.2 million at September 30, 2024 and June 30, 2024.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$14	$14
Other non-current assets	$3,671	$3,598
Liabilities
Accrued expenses and other current liabilities	$14	$14
Other long-term liabilities	$3,671	$3,598

(13) Income Taxes

Income taxes for the quarters ended September 30, 2024 and 2023 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended September 30, 2024, a discrete net tax benefit of $0.8 million was recorded, which is attributable to stock compensation. During the quarter ended September 30, 2023, a discrete net tax benefit of $1.5 million was recorded for additional foreign tax credits permitted as a result of the issuance of IRS Notice 2023-55.

The Company’s effective tax rate of 26.1% for the quarter ended September 30, 2024, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, discrete items, nondeductible expenses and state income taxes. The Company's effective tax rate was 19.4% for the quarter ended September 30, 2023.

As of September 30, 2024, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the three months ended September 30, 2024, foreign subsidiaries did not repatriate cash to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.1 million of total gross unrecognized tax benefits at September 30, 2024 and June 30, 2024. Of this total at September 30, 2024, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At September 30, 2024 and June 30, 2024, the Company had approximately $1.3 million accrued for interest and penalties.

The Company conducts business globally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for the years before June 30, 2019.

(14) Restructurings

In January 2024 and September 2024, as part of a strategic review of organizational structure and operations, the Company executed cost reduction and restructuring programs to align our cost structure with demand expectations in our business. The actions taken in January 2024 and September 2024 are expected to result in approximately $10.0 million and $10.5 million in annualized savings in selling, general and administrative expenses, respectively.

The following table presents the restructuring and employee separation costs incurred for the quarters ended September 30, 2024 and 2023:

	Quarter ended September 30,
	2024	2023
	(in thousands)
Employee separation and benefit costs	$5,068	$—

For the quarter ended September 30, 2024, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Specialty Technology Solutions or Intelisys & Advisory segments.

Accrued restructuring costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the three months ended September 30, 2024:

Accrued Expenses
(in thousands)
Balance at June 30, 2024	$1,629
Charged to expense	5,068
Cash payments	(2,078)
Balance at September 30, 2024	$4,619

The remaining balance as of September 30, 2024 of $4.6 million is expected to be paid through the third quarter of fiscal year 2027.

(15) Acquisitions

On August 8, 2024, ScanSource acquired Resourcive, a leading technology advisor. Resourcive delivers strategic IT sourcing solutions to mid-market and enterprise businesses, advising clients on value creation strategies that are enabled by technology. On August 15, 2024, ScanSource acquired Advantix, a VAR-focused, managed connectivity experience provider specializing in wireless enablement solutions. The combined initial purchase price of these acquisitions, net of cash acquired, was approximately $56.8 million. The Advantix acquisition is included in the Specialty Technology Solutions segment, and the Resourcive acquisition is included in the Intelisys & Advisory segment. Both acquisitions included future earnout payments, and the Company recorded contingent consideration liabilities at the acquisition dates representing the fair value of estimated amounts payable to former owners. See Note 9 - Fair Value of Financial Instruments for the related disclosures regarding the contingent consideration liabilities recognized in connection with these acquisitions.

The purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates. Intangible assets acquired include trade names, customer relationships, and developed technology. See Note 6 - Goodwill and Other Identifiable Intangible Assets for the amounts of goodwill and intangible assets recognized in connection with these acquisitions. The allocation of the purchase prices to the assets and liabilities acquired, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date. The impact of these acquisitions was not material to the consolidated financial statements. The Company recognized $0.4 million for the quarter ended September 30, 2024 in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements.

(16) Business Sale

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

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers and sales partners across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from leading suppliers of mobility, barcode, POS, payments, physical security, networking, unified communications, collaboration, connectivity and cloud services to customers and sales partners located primarily in the United States, Canada and Brazil.

We operate our business under a management structure that enhances our specialty technology focus and hybrid distribution growth strategy. Our segments operate primarily in the United States, Canada and Brazil and are based on sales models:

•Specialty Technology Solutions
•Intelisys & Advisory

We offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to customers and sales partners enabling solutions for end users' needs and challenges. We operate distribution facilities that support our United States and Canada business in Mississippi, California and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

Recent Developments

On August 8, 2024, we completed the acquisition of Resourcive, a leading technology advisor. Resourcive delivers strategic IT sourcing solutions to mid-market and enterprise businesses, advising clients on value creation strategies that are enabled by technology.

On August 15, 2024, we completed the acquisition of Advantix, a VAR-focused, managed connectivity experience provider specializing in wireless enablement solutions.

In September 2024, as part of a strategic review of organizational structure and operations, the Company executed a cost reduction and restructuring program to align our cost structure with demand expectations in our hardware business. These actions are expected to result in approximately $10.5 million in annualized savings in selling, general and administrative expenses.

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

Results of Operations

Net Sales

We have two reportable segments, which are based on sales channels. The following tables summarize our net sales results by operating segment and by geographic location for the quarters ended September 30, 2024 and 2023:

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2024	2023	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$752,299	$853,950	$(101,651)	(11.9)%	(11.1)%
Intelisys & Advisory	23,281	22,355	926	4.1%	1.5%
Total net sales	$775,580	$876,305	$(100,725)	(11.5)%	(10.7)%

(a) A reconciliation of non-GAAP net sales in constant currency, excluding divestitures and acquisitions, is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers primarily in the United States, Canada and Brazil through value-added resellers. For the quarter ended September 30, 2024, net sales decreased $101.7 million, or 11.9%, compared to the prior-year period. Excluding the foreign exchange positive impact and sales from divestitures and acquisitions, adjusted net sales decreased $94.2 million, or 11.1%, for the quarter ended September 30, 2024, compared to the prior-year period. The decrease in net sales and adjusted net sales for the quarter is primarily due to continued soft demand in a more cautious technology spending environment.
Intelisys & Advisory

The Intelisys & Advisory segment consists of sales to sales partners primarily in the United States through technology services distributors and technology advisors. For the quarter ended September 30, 2024, net sales increased $0.9 million, or 4.1%, compared to the prior-year period. Excluding the foreign exchange positive impact and sales from acquisitions, adjusted net sales increased $0.3 million, or 1.5%, for the quarter ended September 30, 2024, compared to the prior-year period. The increase in net sales and adjusted net sales for the quarter is primarily due to higher Intelisys sales. Quarterly net billings for Intelisys increased 6% over the prior-year quarter to bring annualized net billings to approximately $2.74 billion.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures (a)
Net Sales by Geography:	2024	2023	$ Change	% Change
	(in thousands)
United States and Canada	$712,019	$791,000	$(78,981)	(10.0)%	(10.5)%
Brazil(b)	63,561	85,305	(21,744)	(25.5)%	(13.0)%
Total net sales	$775,580	$876,305	$(100,725)	(11.5)%	(10.7)%

(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.
(b) Countries outside of Brazil represent $0.1 million, or 0.2% of sales, for the quarter ended September 30, 2024 and $2.4 million, or 2.8% of sales, for the quarter ended September 30, 2023.

Gross Profit

The following table summarizes our gross profit for the quarters ended September 30, 2024 and 2023:

	Quarter ended September 30,				% of Net Sales September 30,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$78,457	$84,263	$(5,806)	(6.9)%	10.4%	9.9%
Intelisys & Advisory	23,162	22,245	917	4.1%	99.5%	99.5%
Gross profit	$101,619	$106,508	$(4,889)	(4.6)%	13.1%	12.2%

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

Specialty Technology Solutions

For the quarter ended September 30, 2024, gross profit dollars for the Specialty Technology Solutions segment declined $5.8 million, or 6.9%, compared to the prior-year quarter. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $9.2 million. Gross profit margin increased 45 basis points over the prior year quarter to 10.4%. Gross margin mix positively impacted gross profit by $3.4 million largely due to higher vendor program recognition and favorable sales mix.

Intelisys & Advisory

For the quarter ended September 30, 2024, gross profit dollars for the Intelisys & Advisory segment increased $0.9 million, or 4.1%, compared to the prior-year quarter. Higher sales volume increased gross profit dollars by $0.9 million. Gross profit margin remained consistent at 99.5%.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2024 and 2023:

	Quarter ended September 30,				% of Net Sales September 30,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Selling, general and administrative expenses	$71,706	$75,436	$(3,730)	(4.9)%	9.2%	8.6%
Depreciation expense	2,857	2,795	62	2.2%	0.4%	0.3%
Intangible amortization expense	4,358	4,193	165	3.9%	0.6%	0.5%
Restructuring and other charges	5,068	—	5,068	100.0%	0.7%	0.0%
Operating expenses	$83,989	$82,424	$1,565	1.9%	10.8%	9.4%

Selling, general and administrative expenses (“SG&A”) decreased by $3.7 million, or 4.9%, for the quarter ended September 30, 2024, compared to the prior-year period. The decrease for the quarter ended September 30, 2024 is primarily attributable to lower employee costs and reduced customer specific bad debt expenses in the United States and Canada.

Restructuring and other charges incurred of $5.1 million during the quarter ended September 30, 2024 related to employee separation and benefit costs in connection with our expense reduction and restructuring plans implemented in September 2024.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2024 and 2023:

	Quarter ended September 30,				% of Net Sales September 30,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$16,738	$17,636	$(898)	(5.1)%	2.2%	2.1%
Intelisys & Advisory	6,413	6,649	(236)	(3.5)%	27.5%	29.7%
Corporate	(5,521)	(201)	(5,320)	nm*	nm*	nm*
Operating income	$17,630	$24,084	$(6,454)	(26.8)%	2.3%	2.7%

*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $0.9 million, or 5.1%, for the quarter ended September 30, 2024, compared to the prior-year period. Operating margin remained at 2.2% for the quarters ended September 30, 2024 and September 30, 2023. The decrease in operating income for the quarter is primarily due to lower gross profits.

Intelisys & Advisory

For the Intelisys & Advisory segment, operating income decreased $0.2 million, or 3.5%, for the quarter ended September 30, 2024 compared to the prior-year period. Operating margin decreased to 27.5% from 29.7% for the quarter ended September 30, 2024 primarily driven by higher employee expenses for the quarter.

Corporate

For the quarter ended September 30, 2024, Corporate incurred an operating loss of $5.5 million which represents restructuring and acquisition-related costs.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters ended September 30, 2024 and 2023:

	Quarter ended September 30,				% of Net Sales September 30,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Interest expense	$2,109	$5,585	$(3,476)	(62.2)%	0.3%	0.6%
Interest income	(2,659)	(1,325)	(1,334)	100.7%	(0.3)%	(0.2)%
Net foreign exchange losses	334	696	(362)	(52.0)%	0.0%	0.1%
Other, net	(5,116)	(19)	(5,097)	nm*	(0.7)%	(0.0)%
Total other (income) expense, net	$(5,332)	$4,937	$(10,269)	(208.0)%	(0.7)%	0.6%

*nm - percentages are not meaningful

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter ended September 30, 2024 compared to the prior-year period, primarily from lower average borrowings on our multi-currency revolving credit facility.

Interest income increased for the quarter ended September 30, 2024 primarily from interest earned on higher cash balances in the United States.

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

For the three months ended September 30, 2024, we recognized a $5.1 million gain as a result of an insurance recovery in connection with the cybersecurity attack in the fourth quarter of fiscal year 2023.

Provision for Income Taxes

For the quarter ended September 30, 2024, income tax expense was $6.0 million reflecting an effective tax rate of 26.1%. In comparison, for the quarter ended September 30, 2023, income tax expense was $3.7 million reflecting an effective tax rate of 19.4%. The increase in the effective tax rate for the quarter is primarily due to a decrease in non-taxable income and discrete items. We expect the effective tax rate, excluding discrete items, for fiscal year 2025 to be approximately 28.9% to 29.9%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended September 30, 2024 and 2023, respectively:

	Quarter ended September 30,
	2024	2023
Adjusted return on invested capital ratio, annualized (a)	13.3%	11.0%
(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2024	2023
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$16,974	$15,432
Plus: Interest expense	2,109	5,585
Plus: Income taxes	5,988	3,715
Plus: Depreciation and amortization	7,471	7,217
EBITDA (non-GAAP)	32,542	31,949
Plus: Share-based compensation	2,471	2,769
Plus: Acquisition and divestiture costs	377	—
Plus: Cyberattack restoration costs	76	201
Plus: Restructuring costs	5,068	—
Plus: Insurance recovery, net of payments	(4,868)	—
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$35,666	$34,919

	Quarter ended September 30,
	2024	2023
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$924,254	$905,298
Equity – end of the quarter	920,893	915,253
Plus: Share-based compensation, net	1,856	2,068
Plus: Cyberattack restoration costs, net	57	150
Plus: Acquisition and divestiture costs (a)	377	—
Plus: Restructuring, net	3,818	—
Plus: Insurance recovery, net of payments	(3,667)	—
Average equity	923,794	911,385
Average funded debt (b)	144,020	352,897
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,067,814	$1,264,282

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

Net Sales by Segment:
	Quarter ended September 30,
	2024	2023	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$752,299	$853,950	$(101,651)	(11.9)%
Foreign exchange impact (a)	8,645	—
Less: Divestitures	—	(2,282)
Less: Acquisitions	(3,512)	—
Non-GAAP net sales	$757,432	$851,668	$(94,236)	(11.1)%

Intelisys & Advisory:
Net sales, reported	$23,281	$22,355	$926	4.1%
Foreign exchange impact (a)	(3)	—
Less: Acquisitions	(577)	—
Non-GAAP net sales	$22,701	$22,355	$346	1.5%

Consolidated:
Net sales, reported	$775,580	$876,305	$(100,725)	(11.5)%
Foreign exchange impact (a)	8,642	—
Less: Divestitures	—	(2,282)
Less: Acquisitions	(4,089)	—
Non-GAAP net sales	$780,133	$874,023	$(93,890)	(10.7)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2024 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2023.

Net Sales by Geography:
	Quarter ended September 30,
	2024	2023	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$712,019	$791,000	$(78,981)	(10.0)%
Less: Acquisitions	(4,089)	—
Non-GAAP Net sales	$707,930	$791,000	$(83,070)	(10.5)%

Brazil:
Net sales, reported (a)	$63,561	$85,305	$(21,744)	(25.5)%
Foreign exchange impact (b)	8,642	—
Less: Divestitures	—	(2,282)
Non-GAAP net sales, constant currency	$72,203	$83,023	$(10,820)	(13.0)%

Consolidated:
Net sales, reported (a)	$775,580	$876,305	$(100,725)	(11.5)%
Foreign exchange impact (b)	8,642	—
Less: Divestitures	—	(2,282)
Less: Acquisitions	(4,089)	—
Non-GAAP net sales, constant currency	$780,133	$874,023	$(93,890)	(10.7)%

(a) Countries outside of Brazil represent $0.1 million, or 0.2% of sales, for the quarter ended September 30, 2024 and $2.4 million, or 2.8% of sales, for the quarter ended September 30, 2023.
(b) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2024 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2023.

Operating Income by Segment:
	Quarter ended September 30,				% of Net Sales September 30,
	2024	2023	$ Change	% Change	2024	2023
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$16,738	$17,636	$(898)	(5.1)%	2.2%	2.1%
Adjustments:
Amortization of intangible assets	2,276	2,277	(1)
Restructuring costs	—	—	—
Non-GAAP operating income	$19,014	$19,913	$(899)	(4.5)%	2.5%	2.3%

Intelisys & Advisory:
GAAP operating income	$6,413	$6,649	$(236)	(3.5)%	27.5%	29.7%
Adjustments:
Amortization of intangible assets	2,082	1,916	166
Restructuring costs	—	—	—
Non-GAAP operating income	$8,495	$8,565	$(70)	(0.8)%	36.5%	38.3%

Corporate:
GAAP operating loss	$(5,521)	$(201)	$(5,320)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	377	—	377
Restructuring costs	5,068	—	5,068
Cyberattack restoration costs	76	201	(125)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$17,630	$24,084	$(6,454)	(26.8)%	2.3%	2.7%
Adjustments:
Amortization of intangible assets	4,358	4,193	165
Acquisition and divestiture costs	377	—	377
Restructuring costs	5,068	—	5,068
Cyberattack restoration costs	76	201	(125)
Non-GAAP operating income	$27,509	$28,478	$(969)	(3.4)%	3.5%	3.2%

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

	Quarter ended September 30, 2024
	GAAP Measure	Intangible amortization expense	Acquisition and Divestiture costs (a)	Restructuring costs	Insurance recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$71,706	$—	$(377)	$—	$—	$(76)	$71,253
Operating income	17,630	4,358	377	5,068	—	76	27,509
Pre-tax income	22,962	4,358	377	5,068	(4,868)	76	27,973
Net income	16,974	3,264	377	3,818	(3,667)	57	20,823
Diluted EPS	$0.69	$0.13	$0.02	$0.15	$(0.15)	$—	$0.84

	Quarter ended September 30, 2023
	GAAP Measure	Intangible amortization expense	Acquisition and Divestiture costs (a)	Restructuring costs	Insurance recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$75,436	$—	$—	$—	$—	$(201)	$75,235
Operating income	24,084	4,193	—	—	—	201	28,478
Pre-tax income	19,147	4,193	—	—	—	201	23,541
Net income	15,432	3,146	—	—	—	150	18,728
Diluted EPS	$0.61	$0.12	$—	$—	$—	$0.01	$0.74

(a) Acquisition and divestiture costs for the quarters ended September 30, 2024 and 2023 are generally nondeductible for tax purposes.

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

Our cash and cash equivalents balance totaled $145.0 million at September 30, 2024, compared to $185.5 million at June 30, 2024, including $32.6 million and $20.0 million held outside of the United States at September 30, 2024 and June 30, 2024, respectively. Checks released but not yet cleared in the amount of $0.3 million and $5.9 million are included in accounts payable at September 30, 2024 and June 30, 2024, respectively.

We conduct business primarily in the United States, Canada and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, decreased $13.6 million to $492.5 million at September 30, 2024 from $506.2 million at June 30, 2024, primarily from decreases in inventory and accounts receivable, partially offset by lower accounts payable, as a result of lower sales volume reflecting the results of our multi-quarter working capital improvement plan. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Three months ended
	September 30,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$44,830	$93,533
Investing activities	(59,224)	(2,315)
Financing activities	(26,630)	(83,493)

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash provided by operating activities was $44.8 million and $93.5 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Cash provided by operating activities for the three months ended September 30, 2024 is primarily attributable to net income adjusted for non-cash items plus reductions in accounts receivable and inventory partially offset by a reduction in accounts payable. Compared to September 30, 2023, accounts receivable and inventory decreased 18.0% and 23.2% respectively, while accounts payable decreased 6.3%.

The number of days sales outstanding ("DSO") was 66 days at September 30, 2024, compared to 71 days at June 30, 2024 and 71 days at September 30, 2023. Inventory turned 5.3 times during the quarter ended September 30, 2024, compared to 5.0 times during the quarter ended June 30, 2024 and 4.4 times in the prior-year quarter ended September 30, 2023.

Cash used in investing activities for the three months ended September 30, 2024 was $59.2 million, compared to $2.3 million used in investing activities in the prior-year period. Cash used in investing activities for the three months ended September 30, 2024 is largely due to cash paid for acquisitions and capital expenditures. Cash used in investing activities for the three months ended September 30, 2023 represents capital expenditures.

Management expects capital expenditures for fiscal year 2025 to range from $10.0 million to $15.0 million, primarily for IT investments.

For the three months ended September 30, 2024 and September 30, 2023, cash used in financing activities totaled $26.6 million and $83.5 million, respectively. Cash used in financing activities for the three months ended September 30, 2024 is primarily attributable to common stock repurchases in the quarter. Cash used in financing activities for the three months ended September 30, 2023 is primarily attributable to net borrowings on the revolving credit facility.

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

During the quarter ended September 30, 2024, our borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of September 30, 2024 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at September 30, 2024 was 0.15%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at September 30, 2024.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the quarters ended September 30, 2024 and 2023 was $144.0 million and $200.9 million, respectively. There was $350.0 million and $349.9 million available for additional borrowings as of September 30, 2024 and June 30, 2024, respectively. The effective interest rates for the revolving line of credit were 5.95% and 6.44% as of September 30, 2024 and June 30, 2024, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2024 or June 30, 2024. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Amended Credit Agreement as of September 30, 2024, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Amended Credit Agreement lending group has been strong and we anticipate their continued support of our long-term business.

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

For a description of our market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. No material changes have occurred to our market risks since June 30, 2024.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at September 30, 2024. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at September 30, 2024. During the quarter ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2024, which could materially affect our business, financial condition and/or future operating results.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In August 2021, our Board of Directors authorized a $100 million share repurchase program all of which have been repurchased. In May 2024, our Board of Directors approved a new $100.0 million share repurchase authorization. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended September 30, 2024 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1 - 31, 2024	219,906	$ 46.49	219,906	$ 112,925,332
August 1- 31, 2024	318,748	$ 48.42	219,963	$ 102,274,946
September 1 - 30, 2024	148,267	$ 47.50	148,149	$ 95,237,613
Total	686,921		588,018	$ 95,237,613

(1) Shares withheld from employees' stock-based awards to satisfy required tax withholding obligations totaled 98,785 for the month of August 2024 and 118 for the month of September 2024. There were no shares withheld during the month of July 2024.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended September 30, 2024, none of our directors or our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2024 and June 30, 2024; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2024 and 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2024 and 2023; (iv) the Condensed Consolidated Statements of Shareholder's Equity at September 30, 2024 and 2023; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104	Cover page Inline XBRL File (Included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	November 7, 2024	/s/ MICHAEL L. BAUR
Michael L. Baur
Chair and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2024	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2024	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)