Form 10-Q/A
period 2024-09-30
SCANSOURCE, INC.
filed 2024-11-07
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2024
Common Stock, no par value per share	23,818,150 shares

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of ScanSource, Inc. for the quarter ended September 30, 2024, originally filed on November 7, 2024 (the “Original Filing”), is being filed solely to correct an error in the number of common shares outstanding as of November 4, 2024 shown on the cover page. The correct number of common shares outstanding as of November 4, 2024 is 23,818,150, as indicated on the cover page of this Amendment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Item 6.	Exhibits

Exhibit Number	Description

31.1(a)
Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(a)
Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File in Inline XBRL (eXtensible Business Reporting Language): The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

104	Cover page Inline XBRL File (Included in Exhibit 101)

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