Form 10-Q
period 2024-12-31
SCANSOURCE, INC.
filed 2025-01-30
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2025
Common Stock, no par value per share	23,463,543 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2024

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," "will," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on forward-looking statements as actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's growth strategy, the Company's ability to realize the synergies or other benefits from acquisitions, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, relationships with the Company's key suppliers and channel partners or a termination or a significant modification of the terms under which it operates with such suppliers and channel partners, changes in the Company's operating strategy and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2024.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$110,520	$185,460
Accounts receivable, less allowance of $25,670 at December 31, 2024 and $20,684 at June 30, 2024	549,112	581,523
Inventories	491,978	512,634
Prepaid expenses and other current assets	132,155	125,082
Total current assets	1,283,765	1,404,699
Property and equipment, net	30,152	33,501
Goodwill	227,932	206,301
Identifiable intangible assets, net	72,691	37,634
Deferred income taxes	17,541	19,902
Other non-current assets	70,448	76,995
Total assets	$1,702,529	$1,779,032
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$520,408	$587,984
Accrued expenses and other current liabilities	70,985	65,616
Current portion of contingent consideration	2,039	—
Income taxes payable	8,330	7,895
Current portion of long-term debt	7,861	7,857
Total current liabilities	609,623	669,352
Long-term debt, net of current portion	132,038	136,149
Borrowings under revolving credit facility	—	50
Long-term portion of contingent consideration	16,304	—
Other long-term liabilities	43,902	49,226
Total liabilities	801,867	854,777
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 23,612,543 and 24,243,848 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	—	26,370
Retained earnings	1,031,934	1,013,738
Accumulated other comprehensive loss	(131,272)	(115,853)
Total shareholders’ equity	900,662	924,255
Total liabilities and shareholders’ equity	$1,702,529	$1,779,032

June 30, 2024 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$747,497	$884,792	$1,523,077	$1,761,098
Cost of goods sold	645,774	784,044	1,319,735	1,553,842
Gross profit	101,723	100,748	203,342	207,256
Selling, general and administrative expenses	73,920	66,921	145,626	142,356
Depreciation expense	2,902	2,964	5,759	5,759
Intangible amortization expense	5,001	4,037	9,359	8,230
Restructuring expense	313	—	5,381	—
Change in fair value of contingent consideration	1,143	—	1,143	—
Operating income	18,444	26,826	36,074	50,911
Interest expense	1,970	3,359	4,078	8,945
Interest income	(2,693)	(2,119)	(5,352)	(3,444)
Gain on sale of business	—	(14,533)	—	(14,533)
Other (income) expense, net	(543)	73	(5,325)	750
Income before income taxes	19,710	40,046	42,673	59,193
Provision for income taxes	2,657	7,320	8,645	11,035
Net income	$17,053	$32,726	$34,028	$48,158

Per share data:
Net income per common share, basic	$0.72	$1.31	$1.42	$1.93
Weighted-average shares outstanding, basic	23,806	25,035	23,976	24,961

Net income per common share, diluted	$0.70	$1.29	$1.39	$1.91
Weighted-average shares outstanding, diluted	24,217	25,334	24,450	25,235

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$17,053	$32,726	$34,028	$48,158
Unrealized gain (loss) on hedged transaction, net of tax	266	(1,547)	(784)	(1,395)
Realized foreign currency on sale of business	—	(3,805)	—	(3,805)
Foreign currency translation adjustment	(18,744)	6,492	(14,635)	(397)
Comprehensive income	$(1,425)	$33,866	$18,609	$42,561

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	24,243,848	$26,370	$1,013,738	$(115,853)	$924,255
Net income	—	—	16,974	—	16,974
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,050)	(1,050)
Foreign currency translation adjustment	—	—	—	4,109	4,109
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	349,277	2,177	—	—	2,177
Common stock repurchased	(588,018)	(28,043)	—	—	(28,043)
Share-based compensation	—	2,471	—	—	2,471
Balance at September 30, 2024	24,005,107	$2,975	$1,030,712	$(112,794)	$920,893
Net income	—	—	17,053	—	17,053
Unrealized gain on hedged transaction, net of tax	—	—	—	266	266
Foreign currency translation adjustment	—	—	—	(18,744)	(18,744)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	102,489	2,508	—	—	2,508
Common stock repurchased, including excise tax	(495,053)	(8,504)	(15,831)	—	(24,335)
Share-based compensation	—	3,021	—	—	3,021
Balance at December 31, 2024	23,612,543	$—	$1,031,934	$(131,272)	$900,662

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	24,844,203	$58,241	$936,678	$(89,621)	$905,298
Net income	—	—	15,432	—	15,432
Unrealized gain on hedged transaction, net of tax	—	—	—	153	153
Foreign currency translation adjustment	—	—	—	(6,890)	(6,890)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	116,028	(1,510)	—	—	(1,510)
Share-based compensation	—	2,770	—	—	2,770
Balance at September 30, 2023	24,960,231	$59,501	$952,110	$(96,358)	$915,253
Net income	—	—	32,726	—	32,726
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,547)	(1,547)
Foreign currency translation adjustment	—	—	—	6,492	6,492
Realized foreign currency on sale of business	—	—	—	(3,805)	(3,805)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	230,543	3,162	—	—	3,162
Common stock repurchased, including excise tax	(36,305)	(1,251)	—	—	(1,251)
Share-based compensation	—	2,571	—	—	2,571
Balance at December 31, 2023	25,154,469	$63,983	$984,836	$(95,218)	$953,601

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income	$34,028	$48,158
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	—	(14,533)
Depreciation and amortization	15,603	14,475
Amortization of debt issue costs	193	193
Provision for doubtful accounts	5,925	4,472
Share-based compensation	5,492	5,340
Deferred income taxes	2,306	(1,703)
Change in fair value of contingent consideration	1,143	—
Finance lease interest	48	46
Changes in operating assets and liabilities:
Accounts receivable	21,110	75,579
Inventories	16,316	182,168
Prepaid expenses and other assets	(380)	(11,576)
Other non-current assets	3,145	3,208
Accounts payable	(64,915)	(135,138)
Accrued expenses and other liabilities	(1,834)	(7,678)
Income taxes payable	462	(6,254)
Net cash provided by operating activities	38,642	156,757
Cash flows from investing activities:
Capital expenditures	(4,348)	(4,865)
Cash paid for business acquisitions, net of cash acquired	(56,673)	—
Proceeds from sale of business, net of cash transferred	2,569	17,978
Net cash (used in) provided by investing activities	(58,452)	13,113
Cash flows from financing activities:
Borrowings on revolving credit	26,587	1,134,629
Repayments on revolving credit	(26,636)	(1,292,729)
Repayments on long-term debt	(4,107)	(3,165)
Repayments on finance lease obligation	(547)	(442)
Exercise of stock options	9,489	4,309
Taxes paid on settlement of equity awards	(4,805)	(2,657)
Common stock repurchased	(52,342)	(1,251)
Net cash used in financing activities	(52,361)	(161,306)
Effect of exchange rate changes on cash and cash equivalents	(2,769)	245
(Decrease) increase in cash and cash equivalents	(74,940)	8,809
Cash and cash equivalents at beginning of period	185,460	36,178
Cash and cash equivalents at end of period	$110,520	$44,987

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for channel partners across hardware, software as a service ("SaaS"), and connectivity and cloud services. ScanSource uses multiple sales models to offer hybrid distribution solutions from leading suppliers of specialty technologies and connectivity and cloud services. The Company operates primarily in the United States, Canada and Brazil. The Company's two operating segments, Specialty Technology Solutions and Intelisys & Advisory, represent the different sales models the Company uses in executing its hybrid distribution growth strategy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at December 31, 2024 and June 30, 2024, the results of operations for the quarters and six months ended December 31, 2024 and 2023, the condensed consolidated statements of comprehensive income for the quarters and six months ended December 31, 2024 and 2023, the condensed consolidated statements of shareholders' equity for the quarters and six months ended December 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended December 31, 2024 and 2023. The results of operations for the quarter and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Unless otherwise indicated, disclosures provided in the notes to the Company's consolidated financial statements pertain to continuing operations only.

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

The Company has reclassified certain prior-year amounts in the segment results to conform with the current year presentation. These reclassifications had no effect on the condensed consolidated financial results. See Note 10 - Segment Information for descriptions of the Company's segments.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2024 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amount of $0.1 million and $5.9 million are included in accounts payable on the condensed consolidated balance sheets at December 31, 2024 and June 30, 2024, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.9 million and $5.8 million for the quarter and six months ended December 31, 2024, respectively, and $3.0 million and $5.8 million for the quarter and six months ended December 31, 2023, respectively. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.2 million and $0.5 million for the quarter and six months ended December 31, 2024, respectively, and $0.3 million and $0.5 million for the quarter and six months ended December 31, 2023, respectively. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $5.0 million and $9.4 million for the quarter and six months ended December 31, 2024, respectively, and $4.0 million and $8.2 million for the quarter and six months ended December 31, 2023, respectively.

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

The changes in the allowance for doubtful accounts for the six months ended December 31, 2024 are set forth in the table below.

	June 30, 2024	Amounts Charged to Expense	Write-offs	Other (1)	December 31, 2024
	(in thousands)
Trade accounts and current notes receivable allowance	$20,684	$5,925	$(285)	$(654)	$25,670
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the six months ended December 31, 2024.

(3) Revenue Recognition

The Company uses multiple sales models to offer hybrid distribution solutions from leading suppliers of specialty technologies and connectivity and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended December 31, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$710,858	$377	$711,235
Recurring revenue(a)	12,419	23,843	36,262
	$723,277	$24,220	$747,497

	Six months ended December 31, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service:
Products and services	$1,451,592	$1,210	$1,452,802
Recurring revenue(a)	23,984	46,291	70,275
	$1,475,576	$47,501	$1,523,077

(a) Recurring revenue represents revenue primarily from agency commissions, SaaS, subscriptions, and hardware rentals.

	Quarter ended December 31, 2023
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$856,116	$1,038	$857,154
Recurring revenue(a)	5,398	22,240	27,638
	$861,514	$23,278	$884,792

	Six months ended December 31, 2023
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service:
Products and services	$1,702,950	$1,878	$1,704,828
Recurring revenue(a)	12,514	43,756	56,270
	$1,715,464	$45,634	$1,761,098

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

	Quarter ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$17,053	$32,726	$34,028	$48,158
Denominator:
Weighted-average shares, basic	23,806	25,035	23,976	24,961
Dilutive effect of share-based payments	411	299	474	274
Weighted-average shares, diluted	24,217	25,334	24,450	25,235

Net income per common share, basic	$0.72	$1.31	$1.42	$1.93
Net income per common share, diluted	$0.70	$1.29	$1.39	$1.91

For the quarter and six months ended December 31, 2024, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 197,803 and 210,206, respectively. For the quarter and six months ended December 31, 2023, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 563,690 and 931,367, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	December 31, 2024	June 30, 2024
	(in thousands)
Foreign currency translation adjustment	$(132,521)	$(117,885)
Unrealized gain on hedged transaction, net of tax	1,249	2,032
Accumulated other comprehensive loss	$(131,272)	$(115,853)

The tax effect of amounts in comprehensive loss reflect a tax expense (benefit) as follows:

	Quarter ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
	(in thousands)
Tax expense (benefit)	$157	$(637)	$(206)	$(692)

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2024, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Balance at June 30, 2024	$146,108	$60,193	$206,301
Additions	13,389	9,334	22,723
Foreign currency translation adjustment	(1,224)	132	(1,092)
Balance at December 31, 2024	$158,273	$69,659	$227,932

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2024.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2024	$37,634
Additions	44,500
Amortization expense	(9,359)
Foreign currency translation adjustment	(84)
Balance at December 31, 2024	$72,691

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at December 31, 2024 and June 30, 2024.

	December 31, 2024	June 30, 2024
	(in thousands)
Current portion of long-term debt	$7,861	$7,857
Mississippi revenue bond, net of current portion	2,663	3,024
Senior secured term loan facility, net of current portion	129,375	133,125
Borrowings under revolving credit facility	—	50
Total debt	$139,899	$144,056

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

During the quarter and six months ended December 31, 2024, all of the Company's borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of December 31, 2024 was 1.00%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at December 31, 2024 was 0.15%. The effective interest rates for the term loan were 5.46% and 6.44% as of December 31, 2024 and June 30, 2024, respectively. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement at December 31, 2024.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the six month periods ended December 31, 2024 and 2023 was $0.3 million and $138.7 million, respectively. There was $350.0 million and $349.9 million available for additional borrowings as of December 31, 2024 and June 30, 2024, respectively. The effective interest rates for the revolving line of credit were 5.63% and 6.44% as of December 31, 2024 and June 30, 2024, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at December 31, 2024 or June 30, 2024.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At December 31, 2024, the Company was in compliance with all covenants under this bond. The interest rates at December 31, 2024 and June 30, 2024 were 5.57% and 6.28%, respectively.

Debt Issuance Costs

At December 31, 2024, net debt issuance costs associated with the credit facility and bond totaled $1.0 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $24.8 million and $27.5 million for the exchange of foreign currencies at December 31, 2024 and June 30, 2024, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2024 and 2023 are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(2,418)	$1,025	$(1,477)	$658
Net foreign currency transactional and re-measurement losses (gains)	2,166	(596)	1,560	466
Net foreign currency exchange (gains) losses	$(252)	$429	$83	$1,124

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

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters and six months ended December 31, 2024 and 2023.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended December 31, 2024 and 2023, are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands)
Net interest income recognized as a result of interest rate swap	$(391)	$(903)	$(900)	$(1,781)
Unrealized gain (loss) in fair value of interest rate swap	745	(1,165)	(139)	(72)
Net increase (decrease) in accumulated other comprehensive income	354	(2,068)	(1,039)	(1,853)
Income tax effect	87	(521)	(256)	(458)
Net increase (decrease) in accumulated other comprehensive income, net of tax	$267	$(1,547)	$(783)	$(1,395)

The Company used the following derivative instruments at December 31, 2024 and June 30, 2024, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		December 31, 2024		June 30, 2024
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign currency hedge	Prepaid expenses and other current assets	$30	$—	$345	$—
Interest rate swap agreement	Other non-current assets	$1,658	$—	$2,698	$—
Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$24	$—	$12

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, forward foreign currency exchange contracts, foreign currency hedge agreements, interest rate swap agreements and contingent consideration owed to the sellers of Advantix Solutions Group, Inc ("Advantix") and Secure Path Networks, LLC dba Resourcive ("Resourcive"). The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to a variable rate using the market approach (Level 2).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at December 31, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$31,852	$31,852	$—	$—
Interest rate swap agreement	1,658	—	1,658	—
Foreign currency hedge	30	—	30	—
Total assets at fair value	$33,540	$31,852	$1,688	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$31,793	$31,793	$—	$—
Forward foreign currency exchange contracts	24	—	24	—
Liability for contingent consideration, current and non-current	18,343	—	—	18,343
Total liabilities at fair value	$50,160	$31,793	$24	$18,343

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

The investments in the deferred compensation plan are held in a "rabbi trust" and include securities and cash equivalents for payment of non-qualified benefits for certain retired, terminated and active employees. These investments are recorded to prepaid expenses and other current assets or other non-current assets depending on their corresponding, anticipated distribution dates to recipients, which are reported in accrued expenses and other current liabilities or other long-term liabilities, respectively.

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

The Company recorded a contingent consideration liability at the acquisition date of both Advantix and Resourcive. These liabilities represent the amounts payable to sellers, as outlined under the terms of the asset purchase agreements, based upon the achievement of a projected earnings before interest expense, taxes, depreciation and amortization, net of specific pro forma adjustments.

The following tables represent the Company's contingent consideration liabilities at fair value at December 31, 2024:

	Quarter ended December 31, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$7,500	$9,700	$17,200
Change in fair value of contingent consideration	473	670	1,143
Fair value at end of period	$7,973	$10,370	$18,343

	Six months ended December 31, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$—	$—	$—
Issuance of contingent consideration	7,500	9,700	17,200
Change in fair value of contingent consideration	473	670	1,143
Fair value at end of period	$7,973	$10,370	$18,343

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
Advantix

Advantix is part of the Specialty Technology Solutions segment. The fair value of the contingent consideration is determined using a static discounted cash flow model. The fair value of the liability for the contingent consideration related to Advantix recognized at December 31, 2024 was $8.0 million, of which $2.0 million is classified as current. The change in fair value for the quarter ended December 31, 2024 is primarily due to the recurring amortization of the unrecognized fair value discount. Earnout payments to the sellers of Advantix are payable based on results from fiscal year 2025 to fiscal year 2028.
Resourcive

Resourcive is part of the Intelisys & Advisory segment. The fair value of the contingent consideration for Resourcive is determined using a Monte Carlo simulation. The fair value of the liability for the contingent consideration related to Resourcive recognized at December 31, 2024 was $10.4 million, all of which is classified as non-current and is due to the sellers of Resourcive during fiscal year 2027. The change in fair value for the quarter ended December 31, 2024 is primarily due to the recurring amortization of the unrecognized fair value discount.

Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liabilities related to Advantix and Resourcive at December 31, 2024 were as follows.

Acquisition	Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
Advantix	December 31, 2024	Discounted cash flow	Adjusted EBITDA risk premium	15.7%
			Adjusted EBITDA growth rate	19.8%

Resourcive	December 31, 2024	Monte Carlo	Adjusted EBITDA risk premium	13.7%
			Simulated commission growth percentage	23.0%

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
•Point-of-Sale "POS" and payments solutions - POS systems, integrated POS software platforms, self-service kiosks including self-checkout, payment terminals and mobile payment devices;
•Security solutions - video surveillance and analytics, video management software and access control;
•Networking solutions - switching, routing and wireless products and software; and
•Communications and collaboration solutions - voice, video, communication platform integration and contact center solutions.

Intelisys & Advisory Segment

The Intelisys & Advisory segment operates primarily in the United States and distributes connectivity and cloud services through an agency sales model. The connectivity and cloud services include telecom, cable, Unified Communications as a Service ("UCaaS"), Contact Center as a Service ("CCaaS"), Infrastructure as a Service ("IaaS"), Software-Defined Wide-Area Network ("SD-WAN") and other cloud services. This segment includes SaaS and subscription services, which the Company offers using digital tools and platforms.

Selected financial information for each business segment is presented below:

	Quarter ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands)
Sales:
Specialty Technology Solutions	$723,277	$861,514	$1,475,576	$1,715,464
Intelisys & Advisory	24,220	23,278	47,501	45,634
	$747,497	$884,792	$1,523,077	$1,761,098
Depreciation and amortization:
Specialty Technology Solutions	$5,116	$4,532	$9,742	$9,076
Intelisys & Advisory	2,296	1,958	4,423	3,912
Corporate	719	768	1,438	1,487
	$8,131	$7,258	$15,603	$14,475
Operating income (loss):
Specialty Technology Solutions	$14,077	$19,696	$30,816	$37,333
Intelisys & Advisory	6,440	8,274	12,853	14,921
Corporate (a)	(2,073)	(1,144)	(7,595)	(1,343)
	$18,444	$26,826	$36,074	$50,911
Capital expenditures:
Specialty Technology Solutions	$(1,865)	$(2,539)	$(4,093)	$(4,836)
Intelisys & Advisory	(109)	(10)	(255)	(29)
	$(1,974)	$(2,549)	$(4,348)	$(4,865)
Sales by Geography Category:
United States and Canada	$689,882	$797,580	$1,405,871	$1,590,046
Brazil(b)	60,386	89,410	123,947	174,714
Less intercompany sales	(2,771)	(2,198)	(6,741)	(3,662)
	$747,497	$884,792	$1,523,077	$1,761,098

(a) For the quarter and six months ended December 31, 2024, the amounts shown above include restructuring expense, acquisition and divestiture, cyberattack restoration costs as well as legal settlement. For the quarter and six months ended December 31, 2023, the amounts above include acquisition and divestiture costs as well as cyberattack restoration costs.

(b) Countries outside of Brazil represent $0.1 million, or 0.2% of sales, and $0.2 million or 0.2% of sales, for the quarter and six months ended December 31, 2024. Countries outside of Brazil represent $1.8 million, or 2.0% of sales, and $4.2 million, or 2.4% of sales, for the quarter and six months ended December 31, 2023.

	December 31, 2024	June 30, 2024
	(in thousands)
Assets:
Specialty Technology Solutions	$1,483,989	$1,499,146
Intelisys & Advisory	218,540	279,886
	$1,702,529	$1,779,032
Property and equipment, net by Geography Category:
United States and Canada	$17,899	$21,613
Brazil	12,253	11,888
	$30,152	$33,501

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at December 31, 2024 and the consolidated financial statements at June 30, 2024.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at December 31, 2024 and June 30, 2024:

		December 31, 2024	June 30, 2024
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$9,473	$9,057
Current operating lease liabilities	Accrued expenses and other current liabilities	$3,646	$3,398
Long-term operating lease liabilities	Other long-term liabilities	$6,572	$6,507

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and six months ended December 31, 2024 and 2023. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$1,094	$1,434	$2,215	$2,643
Variable lease cost	343	322	674	705
	$1,437	$1,756	$2,889	$3,348

Supplemental cash flow information related to the Company's operating leases for the six months ended December 31, 2024 and 2023 are presented in the table below:

	Six months ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$2,285	$2,793
Right-of-use assets obtained in exchange for lease obligations	499	232

The weighted-average remaining lease term and discount rate at December 31, 2024 are presented in the table below:

December 31, 2024
Weighted-average remaining lease term	2.93 years
Weighted-average discount rate	5.09%

The following table presents the maturities of the Company's operating lease liabilities at December 31, 2024:

Operating leases
(in thousands)
2025	$2,207
2026	4,136
2027	3,764
2028	1,394
2029	714
Thereafter	300
Total future payments	12,515
Less: amounts representing interest	2,297
Present value of lease payments	$10,218
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

During the Company's due diligence for the Network1 acquisition completed in 2016, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $2.9 million and $3.2 million at December 31, 2024 and June 30, 2024, respectively.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$13	$14
Other non-current assets	$3,230	$3,598
Liabilities
Accrued expenses and other current liabilities	$13	$14
Other long-term liabilities	$3,230	$3,598

(13) Income Taxes

Income taxes for the quarters and six months ended December 31, 2024 and 2023 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended December 31, 2024, a discrete net tax benefit of $3.0 million was recorded, which is attributable to a reduction in the Company's prior-year transition tax liability, a notional interest deduction on the net equity of the Company's Brazilian subsidiary, and stock compensation. During the quarter ended December 31, 2023, a discrete net tax benefit of $3.8 million was recorded, which is primarily attributable to the sale of the UK-based intY.

The Company’s effective tax rate of 13.5% and 20.3% for the quarter and six months ended December 31, 2024, respectively, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, discrete items, nondeductible expenses and state income taxes. The Company's effective tax rate was 18.3% and 18.6% for the quarter and six months ended December 31, 2023, respectively.

As of December 31, 2024, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the quarter ended December 31, 2024, foreign subsidiaries repatriated cash of $3.5 million to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.2 million and $1.1 million of total gross unrecognized tax benefits at December 31, 2024 and June 30, 2024, respectively. Of this total at December 31, 2024, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2024 and June 30, 2024, the Company had approximately $1.3 million accrued for interest and penalties.

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

(14) Restructurings

In January 2024 and September 2024, as part of a strategic review of organizational structure and operations, the Company executed cost reduction and restructuring programs to align our cost structure with demand expectations in our business. The actions taken in January 2024 and September 2024 are expected to result in approximately $10.0 million and $10.5 million in annualized savings in selling, general and administrative expenses, respectively, most of which is expected to be realized during this fiscal year.

The following table presents the restructuring and employee separation costs incurred for the quarter and six months ended December 31, 2024:

	Quarter ended December 31, 2024	Six months ended December 31, 2024

	(in thousands)
Employee separation and benefit costs	$313	5,381

For the quarter and six months ended December 31, 2024, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Specialty Technology Solutions or Intelisys & Advisory segments.

Accrued restructuring costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the six months ended December 31, 2024:

Accrued Expenses
(in thousands)
Balance at June 30, 2024	$1,629
Charged to expense	5,381
Cash payments	(4,288)
Balance at December 31, 2024	$2,722

The remaining balance as of December 31, 2024 of $2.7 million is expected to be paid through the third quarter of fiscal year 2027.

(15) Acquisitions

On August 8, 2024, ScanSource acquired substantially all of the assets of Resourcive, a leading technology advisor, through its subsidiary ScanSource Agency, Inc. Resourcive delivers strategic IT sourcing solutions to mid-market and enterprise businesses, advising clients on value creation strategies that are enabled by technology. On August 15, 2024, ScanSource acquired, through its subsidiary Advantix ScanSource, LLC, substantially all of the assets of Advantix, a managed connectivity experience provider specializing in wireless enablement solutions. The combined initial purchase price of these acquisitions, net of cash acquired, was approximately $56.7 million. The Advantix acquisition is included in the Specialty Technology Solutions segment, and the Resourcive acquisition is included in the Intelisys & Advisory segment. Both acquisitions included future earnout payments, and the Company recorded contingent consideration liabilities at the acquisition dates representing the fair value of estimated amounts payable to sellers. See Note 9 - Fair Value of Financial Instruments for the related disclosures regarding the contingent consideration liabilities recognized in connection with these acquisitions.

The purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates. Intangible assets acquired include trade names, customer relationships, and developed technology. See Note 6 - Goodwill and Other Identifiable Intangible Assets for the amounts of goodwill and intangible assets recognized in connection with these acquisitions. The allocation of the purchase prices to the assets and liabilities acquired, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date. The impact of these acquisitions was not material to the consolidated financial statements. The Company recognized $0.2 million and $0.6 million for the quarter and six months ended December 31, 2024, respectively, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements.

(16) Business Sale

On December 19, 2023, the Company completed the sale of its UK-based intY business. The Company retained its CASCADE cloud services distribution platform which has been used to grow the Cisco and Microsoft subscription businesses in the United States and Brazil. Under the stock purchase agreement, the Company received proceeds of $17.6 million in cash for the sale, net of cash transferred. The business sale resulted in a $14.2 million gain on sale after considering the net assets sold. During the quarter December 31, 2024, $2.6 million in cash was released from escrow related to the sale of intY. The impact of this sale was not material to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers and channel partners across hardware, software as a service ("SaaS"), and connectivity and cloud services. ScanSource uses multiple sales models to offer hybrid distribution solutions from leading suppliers of specialty technologies and connectivity and cloud services. The Company operates primarily in the United States, Canada and Brazil.

We operate our business under a management structure that enhances our specialty technology focus and hybrid distribution growth strategy. Our segments operate primarily in the United States, Canada and Brazil and are based on sales models:

•Specialty Technology Solutions
•Intelisys & Advisory

We offer hardware, SaaS, and connectivity and cloud services from leading technology suppliers to customers and channel partners enabling solutions for users' needs and challenges. We operate distribution facilities that support our United States and Canada business in Mississippi, California and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

Recent Developments

On August 8, 2024, we completed the acquisition of substantially all of the assets of Secure Path Networks, LLC doing business as Resourcive ("Resourcive"), a leading technology advisor. Resourcive delivers strategic IT sourcing solutions to mid-market and enterprise businesses, advising clients on value creation strategies that are enabled by technology.

On August 15, 2024, we completed the acquisition of substantially all of the assets of Advantix Solutions Group, Inc. ("Advantix"), a managed connectivity experience provider specializing in wireless enablement solutions.

In September 2024, as part of a strategic review of organizational structure and operations, the Company executed a cost reduction and restructuring program to align our cost structure with demand expectations in our hardware business. These actions are expected to result in approximately $10.5 million in annualized savings in selling, general and administrative expenses.

Our Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating hybrid technology solutions through a growing ecosystem of partners by leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our customers, suppliers and employees through operational excellence. Our hybrid distribution strategy utilizes multiple sales models to offer hardware, SaaS, and connectivity and cloud services from leading technology suppliers to customers that solve end-users’ challenges. ScanSource enables customers to deliver solutions for their end-users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our customers access to additional services. As a trusted adviser to our customers, we provide solutions through our strong understanding of end-user needs. We have plans to continuing expanding our investments in the agency channel in the near term.

Results of Operations

Net Sales

We have two reportable segments, which are based on sales channels. The following tables summarize our net sales results by operating segment and by geographic location for the quarters and six months ended December 31, 2024 and 2023:

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2024	2023	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$723,277	$861,514	$(138,237)	(16.0)%	(15.4)%
Intelisys & Advisory	24,220	23,278	942	4.0%	(3.2)%
Total net sales	$747,497	$884,792	$(137,295)	(15.5)%	(15.1)%

	Six months ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
	2024	2023	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$1,475,576	$1,715,464	$(239,888)	(14.0)%	(13.3)%
Intelisys & Advisory	47,501	45,634	1,867	4.1%	(0.9)%
Total net sales	$1,523,077	$1,761,098	$(238,021)	(13.5)%	(12.9)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding divestitures and acquisitions, is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to customers primarily in the United States, Canada and Brazil through value-added resellers. For the quarter and six months ended December 31, 2024, net sales decreased $138.2 million, or 16.0%, and $239.9 million, or 14.0%, respectively, compared to the prior-year period. Excluding the impact from foreign exchange rate fluctuations and the impact of divestitures and acquisitions, adjusted net sales decreased $132.7 million, or 15.4%, and $226.9 million, or 13.3%, for the quarter and six months ended December 31, 2024, respectively, compared to the prior-year periods. The decrease in net sales and adjusted net sales for the quarter is primarily due to lower large deals and continued soft demand in a more cautious technology spending environment.
Intelisys & Advisory

The Intelisys & Advisory segment consists of sales to channel partners primarily in the United States through technology services distributors and technology advisors. For the quarter ended December 31, 2024, net sales increased $0.9 million, or 4.0% compared to the prior-year period. Excluding the impact from foreign exchange rate fluctuations and the impact of acquisitions, adjusted net sales decreased $0.7 million, or 3.2%.

For the six months ended December 31, 2024, net sales increased $1.9 million, or 4.1%, compared to the prior-year period. Excluding the impact from foreign exchange rate fluctuations and the impact of acquisitions, adjusted net sales decreased $0.4 million, or 0.9% for the six months ended December 31, 2024.

The increase in net sales for the quarter and six months ended December 31, 2024 reflects the addition of an acquisition. The slight decrease in adjusted net sales for the quarter and six months is primarily due to lower Intelisys net sales. Quarterly net billings for Intelisys increased 5.0% over the prior-year quarter to bring annualized net billings to approximately $2.77 billion.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2024	2023	$ Change	% Change
	(in thousands)
United States and Canada	$687,111	$795,382	$(108,271)	(13.6)%	(14.7)%
Brazil (b)	60,386	89,410	(29,024)	(32.5)%	(18.9)%
Total net sales	$747,497	$884,792	$(137,295)	(15.5)%	(15.1)%

	Six months ended December 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
	2024	2023	$ Change	% Change
	(in thousands)
United States and Canada	$1,399,130	$1,586,384	$(187,254)	(11.8)%	(12.6)%
Brazil (b)	123,947	174,714	(50,767)	(29.1)%	(16.0)%
Total net sales	$1,523,077	$1,761,098	$(238,021)	(13.5)%	(12.9)%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.
(b) Countries outside of Brazil represent $0.1 million, or 0.2% of sales, and $0.2 million, or 0.2% of sales, for the quarter and six months ended December 31, 2024, respectively. Countries outside of Brazil represent $1.8 million, or 2.0% of sales, and $4.2 million, or 2.4% of sales, for the quarter and six months ended December 31, 2023, respectively.

Gross Profit

The following table summarizes our gross profit for the quarters and six months ended December 31, 2024 and 2023:

	Quarter ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$77,764	$77,591	$173	0.2%	10.8%	9.0%
Intelisys & Advisory	23,959	23,157	802	3.5%	98.9%	99.5%
Gross profit	$101,723	$100,748	$975	1.0%	13.6%	11.4%

	Six months ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$156,221	$161,854	$(5,633)	(3.5)%	10.6%	9.4%
Intelisys & Advisory	47,121	45,402	1,719	3.8%	99.2%	99.5%
Gross profit	$203,342	$207,256	$(3,914)	(1.9)%	13.4%	11.8%

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

Specialty Technology Solutions

For the quarter ended December 31, 2024, gross profit dollars for the Specialty Technology Solutions segment increased $0.2 million, or 0.2%, compared to the prior-year quarter. A more favorable sales mix positively impacted gross profit by $12.6 million, offsetting lower sales volumes of $12.4 million. Gross profit margin increased 175 basis points over the prior-year quarter to 10.8%.

For the six months ended December 31, 2024, gross profit dollars decreased $5.6 million, or 3.5%, compared to the prior-year period. Lower sales volume, after considering the associated cost of goods sold, reduced gross profit dollars by $22.6 million. Gross profit margin increased 115 basis points year-over-year to 10.6%. Gross margin mix positively impacted gross profit by $17.0 million largely due to favorable sales mix and higher vendor program recognition.

Intelisys & Advisory

For the quarter ended December 31, 2024, gross profit dollars for the Intelisys & Advisory segment increased $0.8 million, or 3.5%, compared to the prior-year quarter. Higher sales volume, largely due to the impact of our Advisory business, increased gross profit for the quarter. Gross profit margin decreased 56 basis points compared to the prior-year quarter to 98.9%, reflecting the addition of professional services to the sale mix.

For the six months ended December 31, 2024, gross profit dollars increased $1.7 million, or 3.8%, compared to the prior-year period. Higher sales volume, largely due to the recent Resourcive acquisition, increased gross profit for the six-month period. Gross profit margin decreased 29 basis points compared to the prior-year six-month period to 99.2%, reflecting the addition of professional services to the sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2024 and 2023:

	Quarter ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Selling, general and administrative expenses	$73,920	$66,921	$6,999	10.5%	9.9%	7.6%
Depreciation expense	2,902	2,964	(62)	(2.1)%	0.4%	0.3%
Intangible amortization expense	5,001	4,037	964	23.9%	0.7%	0.5%
Restructuring and other charges	313	—	313	100.0%	0.0%	0.0%
Change in fair value of contingent consideration	1,143	—	1,143	*nm	0.2%	0.0%
Operating expenses	$83,279	$73,922	$9,357	12.7%	11.1%	8.4%

	Six months ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Selling, general and administrative expenses	$145,626	$142,356	$3,270	2.3%	9.6%	8.1%
Depreciation expense	5,759	5,759	—	0.0%	0.4%	0.3%
Intangible amortization expense	9,359	8,230	1,129	13.7%	0.6%	0.5%
Restructuring and other charges	5,381	—	5,381	100.0%	0.4%	0.0%
Change in fair value of contingent consideration	1,143	—	1,143	*nm	0.1%	0.0%
Operating expenses	$167,268	$156,345	$10,923	7.0%	11.0%	8.9%

Selling, general and administrative expenses (“SG&A”) increased by $7.0 million, or 10.5%, and $3.3 million, or 2.3% for the quarter and six months ended December 31, 2024, respectively compared to the prior-year periods. The increase for the quarter ended and six-month period is primarily attributable to increased customer specific bad debt expense in the United States and Canada, as well as higher costs related to recent acquisitions.
Restructuring and other charges incurred of $0.3 million and $5.4 million during the quarter and six months ended December 31, 2024, respectively, related to employee separation and benefit costs in connection with our expense reduction and restructuring plans implemented during the current fiscal year.

The increase in amortization expense of $1.0 million and $1.1 million during the quarter and six months ended December 31, 2024, respectively, is largely due to intangible assets acquired in our recent acquisitions of Advantix and Resourcive.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded a fair value adjustment expense of $1.1 million in the quarter ended December 31, 2024. The expense from change in fair value of contingent consideration for the quarter and six months is largely due to the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2024 and 2023:

	Quarter ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$14,077	$19,696	$(5,619)	(28.5)%	1.9%	2.3%
Intelisys & Advisory	6,440	8,274	(1,834)	(22.2)%	26.6%	35.5%
Corporate	(2,073)	(1,144)	(929)	nm*	nm*	nm*
Operating income	$18,444	$26,826	$(8,382)	(31.2)%	2.5%	3.0%

	Six months ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Specialty Technology Solutions	$30,816	$37,333	$(6,517)	(17.5)%	2.1%	2.2%
Intelisys & Advisory	12,853	14,921	(2,068)	(13.9)%	27.1%	32.7%
Corporate	(7,595)	(1,343)	(6,252)	nm*	nm*	nm*
Operating income	$36,074	$50,911	$(14,837)	(29.1)%	2.4%	2.9%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $5.6 million, or 28.5%, and $6.5 million, or 17.5%, respectively, for the quarter and six months ended December 31, 2024, respectively, compared to the prior-year periods. Operating margin was at 1.9% and 2.1% for the quarter and six months ended December 31, 2024, respectively. The decrease in operating income for the quarter is primarily due to higher bad debt expense. The decrease in operating income for the six month period is primarily due to lower gross profits from lower sales volumes.

Intelisys & Advisory

For the Intelisys & Advisory segment, operating income decreased $1.8 million, or 22.2%, and $2.1 million, or 13.9%, respectively, for the quarter and six months ended December 31, 2024, respectively, compared to the prior-year periods. Operating margin decreased to 26.6% and 27.1% for the quarter and six months ended December 31, 2024, respectively. The decrease in the quarter and six-month comparative periods is primarily driven by higher employee costs and expense related to the change in fair value of contingent consideration.

Corporate

For the quarter and six months ended December 31, 2024, Corporate operating losses of $2.1 million and $7.6 million, respectively, represent restructuring, acquisition-related costs and a legal settlement incurred in December 2024.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2024 and 2023:

	Quarter ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Interest expense	$1,970	$3,359	$(1,389)	(41.4)%	0.3%	0.4%
Interest income	(2,693)	(2,119)	(574)	27.1%	(0.4)%	(0.2)%
Net foreign exchange losses	(252)	429	(681)	(158.7)%	(0.0)%	0.0%
Gain on sale of business	—	(14,533)	14,533	nm*	—%	(1.6)%
Other, net	(291)	(356)	65	(18.3)%	(0.0)%	(0.0)%
Total other (income) expense, net	$(1,266)	$(13,220)	$11,954	(90.4)%	(0.2)%	(1.5)%

	Six months ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
	(in thousands)
Interest expense	$4,078	$8,945	$(4,867)	(54.4)%	0.3%	0.5%
Interest income	(5,352)	(3,444)	(1,908)	55.4%	(0.4)%	(0.2)%
Net foreign exchange losses	83	1,124	(1,041)	(92.6)%	0.0%	0.1%
Gain on sale of business	—	(14,533)	14,533	nm*	—%	(0.8)%
Other, net	(5,408)	(374)	(5,034)	nm*	(0.4)%	(0.0)%
Total other (income) expense, net	$(6,599)	$(8,282)	$1,683	(20.3)%	(0.4)%	(0.5)%
*nm - percentages are not meaningful

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter and six months ended December 31, 2024 compared to the prior-year periods, primarily from lower average borrowings on our multi-currency revolving credit facility.

Interest income increased for the quarter and six months ended December 31, 2024 primarily from interest earned on higher cash balances in the United States.

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

For the quarter and six months ended December 31, 2024, we recognized a gain of $0.3 million and $5.4 million, respectively primarily as a result of an insurance recovery in connection with the cybersecurity attack in the fourth quarter of fiscal year 2023.

Provision for Income Taxes

For the quarter and six months ended December 31, 2024, income tax expense was $2.7 million and $8.6 million, respectively, reflecting an effective tax rate of 13.5% and 20.3%. In comparison, for the quarter and six months ended December 31, 2023, income tax expense was $7.3 million and $11.0 million reflecting an effective tax rate of 18.3% and 18.6%, respectively. The decrease in the effective tax rate for the quarter is primarily due to discrete items. We expect the effective tax rate, excluding discrete items, for fiscal year 2025 to be approximately 28.5% to 29.5%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended December 31, 2024 and 2023, respectively:

	Quarter ended December 31,
	2024	2023
Adjusted return on invested capital ratio, annualized (a)	13.3%	13.2%

(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2024	2023
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$17,053	$32,726
Plus: Interest expense	1,970	3,359
Plus: Income taxes	2,657	7,320
Plus: Depreciation and amortization	8,132	7,258
EBITDA (non-GAAP)	29,812	50,663
Plus: Change in fair value of contingent consideration	1,143	—
Plus: Share-based compensation	3,021	2,571
Plus: Acquisition and divestiture costs	151	703
Plus: Cyberattack restoration costs	30	441
Plus: Restructuring costs	313	—
Plus: Legal settlement	1,579	—
Plus: Tax recovery	(750)	(1,386)
Plus: Gain on sale of business	—	(14,533)
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$35,299	$38,459

	Quarter ended December 31,
	2024	2023
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$920,893	$915,253
Equity – end of the quarter	900,662	953,601
Plus: Change in fair value of contingent consideration, net of tax	861	—
Plus: Share-based compensation, net	2,271	1,919
Plus: Acquisition and divestiture costs (a)	151	703
Plus: Cyberattack restoration costs, net	23	329
Plus: Restructuring, net	236	—
Plus: Legal settlement	1,189	—
Plus: Tax recovery, net	(2,560)	(640)
Plus: Gain on sale of business	—	(14,533)
Average equity	911,863	928,316
Average funded debt (b)	142,143	227,688
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,054,006	$1,156,004

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

Net Sales by Segment:
	Quarter ended December 31,
	2024	2023	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$723,277	$861,514	$(138,237)	(16.0)%
Foreign exchange impact (a)	10,723	—
Less: Divestitures	—	(1,737)
Less: Acquisitions	(6,888)	—
Non-GAAP net sales	$727,112	$859,777	$(132,665)	(15.4)%

Intelisys & Advisory:
Net sales, reported	$24,220	$23,278	$942	4.0%
Foreign exchange impact (a)	(5)	—
Less: Acquisitions	(1,685)	—
Non-GAAP net sales	$22,530	$23,278	$(748)	(3.2)%

Consolidated:
Net sales, reported	$747,497	$884,792	$(137,295)	(15.5)%
Foreign exchange impact (a)	10,718	—
Less: Divestitures	—	(1,737)
Less: Acquisitions	(8,573)	—
Non-GAAP net sales	$749,642	$883,055	$(133,413)	(15.1)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2024 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2023.

Net Sales by Segment:
	Six months ended December 31,
	2024	2023	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$1,475,576	$1,715,464	$(239,888)	(14.0)%
Foreign exchange impact (a)	19,368	—
Less: Divestitures		(4,019)
Less: Acquisitions	(10,399)	—
Non-GAAP net sales	$1,484,545	$1,711,445	$(226,900)	(13.3)%

Intelisys & Advisory
Net sales, reported	$47,501	$45,634	$1,867	4.1%
Foreign exchange impact (a)	(8)	—
Less: Divestitures	—	—
Less: Acquisitions	(2,262)	—
Non-GAAP net sales	$45,231	$45,634	$(403)	(0.9)%

Consolidated:
Net sales, reported	$1,523,077	$1,761,098	$(238,021)	(13.5)%
Foreign exchange impact (a)	19,360	—
Less: Divestitures	—	(4,019)
Less: Acquisitions	(12,661)	—
Non-GAAP net sales	$1,529,776	$1,757,079	$(227,303)	(12.9)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2024 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2023.

Net Sales by Geography:
	Quarter ended December 31,
	2024	2023	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$687,111	$795,382	$(108,271)	(13.6)%
Less: Acquisitions	(8,573)	—
Non-GAAP Net sales	$678,538	$795,382	$(116,844)	(14.7)%

Brazil:
Net sales, reported (a)	$60,386	$89,410	$(29,024)	(32.5)%
Foreign exchange impact (b)	10,718	—
Less: Divestitures	—	(1,737)
Non-GAAP net sales, constant currency	$71,104	$87,673	$(16,569)	(18.9)%

Consolidated:
Net sales, reported (a)	$747,497	$884,792	$(137,295)	(15.5)%
Foreign exchange impact (b)	10,718	—
Less: Divestitures	—	(1,737)
Less: Acquisitions	(8,573)	—
Non-GAAP net sales, constant currency	$749,642	$883,055	$(133,413)	(15.1)%

(a) Countries outside of Brazil represent $0.1 million, or 0.2% of sales, for the quarter ended December 31, 2024 and $1.8 million, or 2.0% of sales, for the quarter ended December 31, 2023.
(b) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2024 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2023.

	Six months ended December 31,
	2024	2023	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$1,399,130	$1,586,384	$(187,254)	(11.8)%
Less: Acquisitions	(12,661)	—
	1,386,469	1,586,384

Brazil:
Net sales, reported (a)	$123,947	$174,714	$(50,767)	(29.1)%
Foreign exchange impact (b)	19,360	—
Less: Divestitures	—	(4,019)
Non-GAAP net sales	$143,307	$170,695	$(27,388)	(16.0)%

Consolidated:
Net sales, reported	$1,523,077	$1,761,098	$(238,021)	(13.5)%
Foreign exchange impact (b)	19,360	—
Less: Divestitures	—	(4,019)
Less: Acquisitions	(12,661)	—
Non-GAAP net sales	$1,529,776	$1,757,079	$(227,303)	(12.9)%

(a) Countries outside of Brazil represent $0.2 million, or 0.2% of sales, for the six months ended December 31, 2024 and $4.2 million, or 2.4% of sales, for the six months ended December 31, 2023.
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2024 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2023.

Operating Income by Segment:
	Quarter ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$14,077	$19,696	$(5,619)	(28.5)%	1.9%	2.3%
Adjustments:
Amortization of intangible assets	2,740	2,119	621
Change in fair value of contingent consideration	473	—	473
Tax recovery, net	(750)	(1,386)	636
Non-GAAP operating income	$16,540	$20,429	$(3,889)	(19.0)%	2.3%	2.4%

Intelisys & Advisory:
GAAP operating income	$6,440	$8,274	$(1,834)	(22.2)%	26.6%	35.5%
Adjustments:
Amortization of intangible assets	2,261	1,918	343
Change in fair value of contingent consideration	670	—	670
Non-GAAP operating income	$9,371	$10,192	$(821)	(8.1)%	38.7%	43.8%

Corporate:
GAAP operating loss	$(2,073)	$(1,144)	$(929)	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	151	703	(552)
Restructuring costs	313	—	313
Cyberattack restoration costs	30	441	(411)
Legal settlement	1,579	—	1,579
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$18,444	$26,826	$(8,382)	(31.2)%	2.5%	3.0%
Adjustments:
Amortization of intangible assets	5,001	4,037	964
Change in fair value of contingent consideration	1,143	—	1,143
Tax recovery (a)	(750)	(1,386)	636
Acquisition and divestiture costs	151	703	(552)
Restructuring costs	313	—	313
Cyberattack restoration costs	30	441	(411)
Legal settlement	1,579	—	1,579
Non-GAAP operating income	$25,911	$30,621	$(4,710)	(15.4)%	3.5%	3.5%
(a) Recovery of prior period withholding taxes in Brazil.

Operating Income by Segment:
	Six months ended December 31,				% of Net Sales December 31,
	2024	2023	$ Change	% Change	2024	2023
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$30,816	$37,333	$(6,517)	(17.5)%	2.1%	2.2%
Adjustments:
Amortization of intangible assets	5,016	4,396	620
Change in fair value of contingent consideration	473	—	473
Tax recovery (a)	(750)	(1,386)	636
Non-GAAP operating income	$35,555	$40,343	$(4,788)	(11.9)%	2.4%	2.4%

Intelisys & Advisory:
GAAP operating income	$12,853	$14,921	$(2,068)	(13.9)%	27.1%	32.7%
Adjustments:
Amortization of intangible assets	4,343	3,834	509
Change in fair value of contingent consideration	670	—	670
Non-GAAP operating income	$17,866	$18,755	$(889)	(4.7)%	37.6%	41.1%

Corporate:
GAAP operating loss	$(7,595)	$(1,343)	$(6,252)	nm*	nm*	nm*
Adjustments:
Cyberattack restoration costs	106	640	(534)
Acquisition and divestiture costs	529	703	(174)
Restructuring costs	5,381	—	5,381
Legal settlement	1,579		1,579
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$36,074	$50,911	$(14,837)	(29.1)%	2.4%	2.9%
Adjustments:
Amortization of intangible assets	9,359	8,230	1,129
Change in fair value of contingent consideration	1,143	—	1,143
Cyberattack restoration costs	106	640	(534)
Tax recovery (a)	(750)	(1,386)	636
Acquisition and divestiture costs	529	703	(174)
Restructuring costs	5,381	—	5,381
Legal settlement	1,579	—	1,579
Non-GAAP operating income	$53,421	$59,098	$(5,677)	(9.6)%	3.5%	3.4%
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

	Quarter ended December 31, 2024
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Legal settlement	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$73,920	$—	$—	$(151)	$—	$750	$(30)	$(1,579)	$72,910
Operating income	18,444	5,001	1,143	151	313	(750)	30	1,579	25,911
Pre-tax income	19,710	5,001	1,143	151	313	(750)	30	1,579	27,177
Net income	17,053	3,745	861	151	236	(2,560)	23	1,189	20,698
Diluted EPS	$0.70	$0.15	$0.04	$0.01	$0.01	$(0.11)	$—	$0.05	$0.85

	Quarter ended December 31, 2023
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Gain on sale of a business (b)	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$66,921	$—	$—	$(703)	$—	$1,386	$(441)	$—	$67,163
Operating income	26,826	4,037	—	703	—	(1,386)	441	—	30,621
Pre-tax income	40,046	4,037	—	703	—	(1,386)	441	(14,533)	29,308
Net income	32,726	3,002	—	703	—	(640)	329	(14,533)	21,587
Diluted EPS	$1.29	$0.12	$—	$0.03	$—	$(0.03)	$0.01	$(0.57)	$0.85

(a) Acquisition and divestiture costs for the quarters ended December 31, 2024 and 2023 are generally nondeductible for tax purposes.
(b) Reflects gain on the sale of the UK-based intY business. This transaction resulted in a capital loss for tax purposes. The Company did not record a tax provision on the capital loss since there were no offsetting capital gains.

	Six months ended December 31, 2024
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Insurance recovery	Legal settlement	Non-GAAP measure

SG&A expenses	$145,626	$—	$—	$(529)	$—	$750	$(106)	$—	$(1,579)	$144,162
Operating income	36,074	9,359	1,143	529	5,381	(750)	106	—	1,579	53,421
Pre-tax income	42,673	9,359	1,143	529	5,381	(750)	106	(4,868)	1,579	55,152
Net income	34,028	7,010	861	529	4,054	(2,560)	80	(3,667)	1,189	41,524
Diluted EPS	$1.39	$0.29	$0.04	$0.02	$0.17	$(0.10)	$—	$(0.15)	$0.05	$1.70

	Six months ended December 31, 2023
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Insurance recovery	Gain on sale of a business (b)	Non-GAAP measure

SG&A expenses	$142,356	$—	$—	$(703)	$—	$1,386	$(640)	$—	$—	$142,399
Operating income	50,911	8,230	—	703	—	(1,386)	640	—	—	59,098
Pre-tax income	59,193	8,230	—	703	—	(1,386)	640	—	(14,533)	52,847
Net income	48,158	6,121	—	703	—	(640)	479	—	(14,533)	40,288
Diluted EPS	$1.91	$0.24	$—	$0.03	$—	$(0.03)	$0.02	$—	$(0.58)	$1.60

(a) Acquisition and divestiture costs for the six months ended December 31, 2024 and 2023 are generally nondeductible for tax purposes.
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

Our cash and cash equivalents balance totaled $110.5 million at December 31, 2024, compared to $185.5 million at June 30, 2024, including $26.0 million and $20.0 million held outside of the United States at December 31, 2024 and June 30, 2024, respectively. Checks released but not yet cleared in the amount of $0.1 million and $5.9 million are included in accounts payable at December 31, 2024 and June 30, 2024, respectively.

We conduct business primarily in the United States, Canada and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, decreased $14.5 million to $520.7 million at December 31, 2024 from $506.2 million at June 30, 2024, primarily from decreases in inventory and accounts receivable, partially offset by lower accounts payable, as a result of lower sales volume reflecting the results of our focus on working capital efficiency improvements. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Six months ended
	December 31,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$38,642	$156,757
Investing activities	(58,452)	13,113
Financing activities	(52,361)	(161,306)

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash provided by operating activities was $38.6 million and $156.8 million for the six months ended December 31, 2024 and December 31, 2023, respectively. Cash provided by operating activities for the six months ended December 31, 2024 is primarily attributable to net income adjusted for non-cash items plus reductions in accounts receivable and inventory partially offset by a reduction in accounts payable. Compared to December 31, 2023, accounts receivable and inventory decreased 17.2% and 14.5% respectively, while accounts payable decreased 3.7%.

The number of days sales outstanding ("DSO") was 66 days at December 31, 2024, compared to 71 days at June 30, 2024 and 68 days at December 31, 2023. Inventory turned 5.2 times during the quarter ended December 31, 2024, compared to 5.0 times during the quarter ended June 30, 2024 and 5.1 times in the prior-year quarter ended December 31, 2023.

Cash used in investing activities for the six months ended December 31, 2024 was $58.5 million, compared to cash provided by investing activities of $13.1 million in the prior-year period. Cash used in investing activities for the six months ended December 31, 2024 is largely due to cash paid for acquisitions and capital expenditures. Cash provided by investing activities for the six months ended December 31, 2023 represents the proceeds from the sale of business offset by capital expenditures.

Management expects capital expenditures for fiscal year 2025 to range from $8.0 million to $12.0 million, primarily for IT investments.

For the six months ended December 31, 2024 and December 31, 2023, cash used in financing activities totaled $52.4 million and $161.3 million, respectively. Cash used in financing activities for the six months ended December 31, 2024 is primarily attributable to common stock repurchases in the six months. Cash used in financing activities for the six months ended December 31, 2023 is primarily attributable to repayments of borrowings on the revolving credit facility.

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

During the quarter and six months ended December 31, 2024, our borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of December 31, 2024 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at December 31, 2024 was 0.15%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at December 31, 2024.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the six month periods ended December 31, 2024 and 2023 was $0.3 million and $138.7 million, respectively. There was $350.0 million and $349.9 million available for additional borrowings as of December 31, 2024 and June 30, 2024, respectively. The effective interest rates for the revolving line of credit were 5.63% and 6.44% as of December 31, 2024 and June 30, 2024, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at December 31, 2024 or June 30, 2024. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Amended Credit Agreement as of December 31, 2024, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Amended Credit Agreement lending group has been strong and we anticipate their continued support of our long-term business.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at December 31, 2024. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at December 31, 2024. During the quarter ended December 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In May 2024, our Board of Directors approved a $100.0 million share repurchase authorization. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended December 31, 2024 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1 - 31, 2024	172,257	$ 47.07	172,257	$ 87,130,316
November 1 - 30, 2024	150,000	$ 49.72	150,000	$ 79,672,574
December 1 - 31, 2024	173,012	$ 50.37	172,796	$ 70,968,116
Total	495,269		495,053	$ 70,968,116

(1) Shares withheld from employees' stock-based awards to satisfy required tax withholding obligations totaled 216 for the month of December 2024. There were no shares withheld during the months of October and November 2024.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended December 31, 2024, none of our directors or our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933), except as follows:

On December 20, 2024, Steve Jones, our Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and that provides for the sale of up to 5,849 shares of our common stock, subject to certain conditions until October 31, 2025 (or an earlier date on which all transactions under the trading arrangement have been completed or certain other events occur).

Item 6.	Exhibits

Exhibit Number	Description

10.1*	ScanSource, Inc. 2024 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 10, 2024, and incorporated by reference herein).

10.2*	Form of Restricted Stock Unit Award Certificate (Service-Based) under the ScanSource, Inc. 2024 Omnibus Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 10, 2024, and incorporated by reference herein).

10.3 (a)+	Amendment to Zebra PartnerConnect EVM Distributor Agreement, dated as of November 27, 2024, by and between Zebra Technologies International, LLC and ScanSource, Inc.

10.4 (a)+	Letter Agreement, dated as of December 10, 2024, by and between ScanSource, Inc. and Cisco Systems, Inc.

31.1 (a)
Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)
Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 (a)
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2024 and June 30, 2024; (ii) the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2024 and 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended December 31, 2024 and 2023; (iv) the Condensed Consolidated Statements of Shareholder's Equity for the quarters and six months ended December 31, 2024 and 2023; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104 (a)	Cover page Inline XBRL File (Included in Exhibit 101)

*	Management contract or compensatory plan or arrangement

(a)	Filed herewith

(b)	Furnished herewith

+	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	January 30, 2025	/s/ MICHAEL L. BAUR
Michael L. Baur
Chair, President and Chief Executive Officer (Principal Executive Officer)

Date:	January 30, 2025	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 30, 2025	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)