Form 10-Q
period 2025-03-31
SCANSOURCE, INC.
filed 2025-05-08
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2025
Common Stock, no par value per share	22,595,608 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2025

FORWARD-LOOKING STATEMENTS

Forward-looking statements are included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," "will," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on forward-looking statements as actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, tariffs and changes in trade policy, the failure to manage and implement the Company's growth strategy, the Company's ability to realize the synergies or other benefits from acquisitions, credit risks involving the Company's larger customers and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, risk to the Company's business from a cyber attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major customers, relationships with the Company's key suppliers and channel partners or a termination or a significant modification of the terms under which it operates with such suppliers and channel partners, changes in the Company's operating strategy and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2024.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$146,287	$185,460
Accounts receivable, less allowance of $27,032 at March 31, 2025 and $20,684 at June 30, 2024	562,820	581,523
Inventories	476,206	512,634
Prepaid expenses and other current assets	124,955	125,082
Total current assets	1,310,268	1,404,699
Property and equipment, net	29,997	33,501
Goodwill	228,835	206,301
Identifiable intangible assets, net	67,815	37,634
Deferred income taxes	17,947	19,902
Other non-current assets	70,346	76,995
Total assets	$1,725,208	$1,779,032
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$540,765	$587,984
Accrued expenses and other current liabilities	68,263	65,616
Current portion of contingent consideration	1,737	—
Income taxes payable	13,224	7,895
Current portion of long-term debt	7,861	7,857
Total current liabilities	631,850	669,352
Long-term debt, net of current portion	130,163	136,149
Borrowings under revolving credit facility	—	50
Long-term portion of contingent consideration	17,510	—
Other long-term liabilities	43,939	49,226
Total liabilities	823,462	854,777
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 22,894,413 and 24,243,848 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	—	26,370
Retained earnings	1,023,399	1,013,738
Accumulated other comprehensive loss	(121,653)	(115,853)
Total shareholders’ equity	901,746	924,255
Total liabilities and shareholders’ equity	$1,725,208	$1,779,032

June 30, 2024 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$704,847	$752,599	$2,227,924	$2,513,696
Cost of goods sold	604,645	658,118	1,924,380	2,211,958
Gross profit	100,202	94,481	303,544	301,738
Selling, general and administrative expenses	69,698	66,574	215,324	208,930
Depreciation expense	2,320	2,690	8,079	8,449
Intangible amortization expense	4,941	3,752	14,300	11,982
Restructuring expense	—	3,923	5,381	3,923
Change in fair value of contingent consideration	904	—	2,047	—
Operating income	22,339	17,542	58,413	68,454
Interest expense	1,836	2,001	5,914	10,947
Interest income	(2,841)	(2,652)	(8,193)	(6,096)
Gain on sale of business	—	—	—	(14,533)
Other (income) expense, net	(882)	241	(6,206)	991
Income before income taxes	24,226	17,952	66,898	77,145
Provision for income taxes	6,795	5,146	15,440	16,181
Net income	$17,431	$12,806	$51,458	$60,964

Per share data:
Net income per common share, basic	$0.75	$0.51	$2.17	$2.44
Weighted-average shares outstanding, basic	23,275	25,025	23,746	24,982

Net income per common share, diluted	$0.74	$0.50	$2.13	$2.41
Weighted-average shares outstanding, diluted	23,604	25,437	24,165	25,291

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$17,431	$12,806	$51,458	$60,964
Unrealized (loss) gain on hedged transaction, net of tax	(462)	148	(1,245)	(1,246)
Realized foreign currency on sale of business	—	—	—	(3,805)
Foreign currency translation adjustment	10,081	(4,947)	(4,555)	(5,345)
Comprehensive income	$27,050	$8,007	$45,658	$50,568

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	24,243,848	$26,370	$1,013,738	$(115,853)	$924,255
Net income	—	—	16,974	—	16,974
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,050)	(1,050)
Foreign currency translation adjustment	—	—	—	4,109	4,109
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	349,277	2,177	—	—	2,177
Common stock repurchased, including excise tax	(588,018)	(28,043)	—	—	(28,043)
Share-based compensation	—	2,471	—	—	2,471
Balance at September 30, 2024	24,005,107	$2,975	$1,030,712	$(112,794)	$920,893
Net income	—	$—	$17,053	$—	$17,053
Unrealized gain on hedged transaction, net of tax	—	—	—	266	266
Foreign currency translation adjustment	—	—	—	(18,744)	(18,744)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	102,489	2,508	—	—	2,508
Common stock repurchased, including excise tax	(495,053)	(8,504)	(15,831)	—	(24,335)
Share-based compensation	—	3,021	—	—	3,021
Balance at December 31, 2024	23,612,543	$—	$1,031,934	$(131,272)	$900,662
Net income	—	$—	$17,431	$—	$17,431
Unrealized loss on hedged transaction, net of tax	—	—	—	(462)	(462)
Foreign currency translation adjustment	—	—	—	10,081	10,081
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,063	—	—	—	—
Common stock repurchased, including excise tax	(719,193)	(2,899)	(25,966)	—	(28,865)
Share-based compensation	—	2,899	—	—	2,899
Balance at March 31, 2025	22,894,413	$—	$1,023,399	$(121,653)	$901,746

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	24,844,203	$58,241	$936,678	$(89,621)	$905,298
Net income	—	—	15,432	—	15,432
Unrealized gain on hedged transaction, net of tax	—	—	—	153	153
Foreign currency translation adjustment	—	—	—	(6,890)	(6,890)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	116,028	(1,510)	—	—	(1,510)
Share-based compensation	—	2,770	—	—	2,770
Balance at September 30, 2023	24,960,231	$59,501	$952,110	$(96,358)	$915,253
Net income	—	$—	$32,726	$—	$32,726
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,547)	(1,547)
Foreign currency translation adjustment	—	—	—	6,492	6,492
Realized foreign currency on sale of business	—	—	—	(3,805)	(3,805)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	230,543	3,162	—	—	3,162
Common stock repurchased, including excise tax	(36,305)	(1,251)	—	—	(1,251)
Share-based compensation	—	2,571	—	—	2,571
Balance at December 31, 2023	25,154,469	$63,983	$984,836	$(95,218)	$953,601
Net income	—	$—	$12,806	$—	$12,806
Unrealized gain on hedged transaction, net of tax	—	—	—	148	148
Foreign currency translation adjustment	—	—	—	(4,947)	(4,947)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	24,220	180	—	—	180
Common stock repurchased, including excise tax	(469,881)	(20,117)	—	—	(20,117)
Share-based compensation	—	2,380	—	—	2,380
Balance at March 31, 2024	24,708,808	$46,426	$997,642	$(100,017)	$944,051

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$51,458	$60,964
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	—	(14,533)
Depreciation and amortization	23,095	21,217
Amortization of debt issue costs	289	289
Provision for doubtful accounts	7,699	5,863
Share-based compensation	8,388	7,729
Deferred income taxes	1,938	(1,565)
Change in fair value of contingent consideration	2,047	—
Finance lease interest	69	70
Changes in operating assets and liabilities:
Accounts receivable	13,441	143,774
Inventories	34,576	226,878
Prepaid expenses and other assets	8,013	(28,163)
Other non-current assets	4,344	6,022
Accounts payable	(50,359)	(117,860)
Accrued expenses and other liabilities	(5,632)	11,338
Income taxes payable	5,338	(5,115)
Net cash provided by operating activities	104,704	316,908
Cash flows from investing activities:
Capital expenditures	(5,769)	(7,285)
Cash paid for business acquisitions, net of cash acquired	(56,673)	—
Proceeds from sale of business, net of cash transferred	2,569	17,978
Net cash (used in) provided by investing activities	(59,873)	10,693
Cash flows from financing activities:
Borrowings on revolving credit	38,336	1,242,915
Repayments on revolving credit	(38,386)	(1,421,895)
Repayments on long-term debt	(5,982)	(5,040)
Repayments on finance lease obligation	(818)	(585)
Exercise of stock options	9,504	4,626
Taxes paid on settlement of equity awards	(4,819)	(2,794)
Common stock repurchased, including excise tax	(81,259)	(21,168)
Net cash used in financing activities	(83,424)	(203,941)
Effect of exchange rate changes on cash and cash equivalents	(580)	(788)
(Decrease) increase in cash and cash equivalents	(39,173)	122,872
Cash and cash equivalents at beginning of period	185,460	36,178
Cash and cash equivalents at end of period	$146,287	$159,050

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading hybrid distributor connecting devices to the cloud and accelerating growth for channel partners across hardware, software as a service ("SaaS"), and connectivity and cloud services. ScanSource uses multiple sales models to offer hybrid distribution solutions from leading suppliers of specialty technologies and connectivity and cloud services. The Company operates in the United States, Canada and Brazil. The Company's two operating segments, Specialty Technology Solutions and Intelisys & Advisory, represent the different sales models the Company uses in executing its hybrid distribution growth strategy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at March 31, 2025 and June 30, 2024, the results of operations for the quarters and nine months ended March 31, 2025 and 2024, the condensed consolidated statements of comprehensive income for the quarters and nine months ended March 31, 2025 and 2024, the condensed consolidated statements of shareholders' equity for the quarters and nine months ended March 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2025 and 2024. The results of operations for the quarter and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Unless otherwise indicated, disclosures provided in the notes to the Company's consolidated financial statements pertain to continuing operations only.

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

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2025 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amount of $0.2 million and $5.9 million are included in accounts payable on the condensed consolidated balance sheets at March 31, 2025 and June 30, 2024, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $2.3 million and $8.1 million for the quarter and nine months ended March 31, 2025, respectively, and $2.7 million and $8.4 million for the quarter and nine months ended March 31, 2024, respectively. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.2 million and $0.7 million for the quarter and nine months ended March 31, 2025, respectively, and $0.3 million and $0.8 million for the quarter and nine months ended March 31, 2024, respectively. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.9 million and $14.3 million for the quarter and nine months ended March 31, 2025, respectively, and $3.8 million and $12.0 million for the quarter and nine months ended March 31, 2024, respectively.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU requires public entities to disclose specified information about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2028. This ASU is applicable to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2027, and subsequent interim periods, with early application permitted. The Company is currently evaluating the impact of the application of this ASU on its consolidated financial statements and disclosures.

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

The changes in the allowance for doubtful accounts for the nine months ended March 31, 2025 are set forth in the table below.

	June 30, 2024	Amounts Charged to Expense	Write-offs	Other (1)	March 31, 2025
	(in thousands)
Trade accounts and current notes receivable allowance	$20,684	$7,699	$(1,127)	$(224)	$27,032
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the nine months ended March 31, 2025.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended March 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$664,365	$864	$665,229
Recurring revenue(a)	14,068	25,550	39,618
	$678,433	$26,414	$704,847

	Nine months ended March 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service:
Products and services	$2,115,958	$2,074	$2,118,032
Recurring revenue(a)	38,051	71,841	109,892
	$2,154,009	$73,915	$2,227,924

(a) Recurring revenue represents revenue primarily from agency commissions, SaaS, subscriptions, and hardware rentals.

	Quarter ended March 31, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$723,597	$908	$724,505
Recurring revenue(a)	6,237	21,857	28,094
	$729,834	$22,765	$752,599

	Nine months ended March 31, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service:
Products and services	$2,426,547	$2,784	$2,429,331
Recurring revenue(a)	18,751	65,614	84,365
	$2,445,298	$68,398	$2,513,696

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

	Quarter ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net income	$17,431	$12,806	$51,458	$60,964
Denominator:
Weighted-average shares, basic	23,275	25,025	23,746	24,982
Dilutive effect of share-based payments	329	412	419	309
Weighted-average shares, diluted	23,604	25,437	24,165	25,291

Net income per common share, basic	$0.75	$0.51	$2.17	$2.44
Net income per common share, diluted	$0.74	$0.50	$2.13	$2.41

For the quarter and nine months ended March 31, 2025, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 241,641 and 245,303, respectively. For the quarter and nine months ended March 31, 2024, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 164,093 and 755,797, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	March 31, 2025	June 30, 2024
	(in thousands)
Foreign currency translation adjustment	$(122,441)	$(117,885)
Unrealized gain on hedged transaction, net of tax	788	2,032
Accumulated other comprehensive loss	$(121,653)	$(115,853)

The tax effect of amounts in comprehensive loss reflect a tax (benefit) expense as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
	(in thousands)
Tax (benefit) expense	$(146)	$136	$(352)	$(555)

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2025, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Balance at June 30, 2024	$146,108	$60,193	$206,301
Additions	13,442	9,334	22,776
Foreign currency translation adjustment	(382)	140	(242)
Balance at March 31, 2025	$159,168	$69,667	$228,835

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2025.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2024	$37,634
Additions	44,500
Amortization expense	(14,300)
Foreign currency translation adjustment	(19)
Balance at March 31, 2025	$67,815

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at March 31, 2025 and June 30, 2024.

	March 31, 2025	June 30, 2024
	(in thousands)
Current portion of long-term debt	$7,861	$7,857
Mississippi revenue bond, net of current portion	2,663	3,024
Senior secured term loan facility, net of current portion	127,500	133,125
Borrowings under revolving credit facility	—	50
Total debt	$138,024	$144,056

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

During the quarter and nine months ended March 31, 2025, all of the Company's borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of March 31, 2025 was 1.00%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at March 31, 2025 was 0.15%. The effective interest rates for the term loan were 5.42% and 6.44% as of March 31, 2025 and June 30, 2024, respectively. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement at March 31, 2025.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the nine month periods ended March 31, 2025 and 2024 was $0.3 million and $94.6 million, respectively. There was $350.0 million and $349.9 million available for additional borrowings as of March 31, 2025 and June 30, 2024, respectively. The effective interest rates for the revolving line of credit were 5.45% and 6.44% as of March 31, 2025 and June 30, 2024, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2025 or June 30, 2024.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At March 31, 2025, the Company was in compliance with all covenants under this bond. The interest rates at March 31, 2025 and June 30, 2024 were 5.27% and 6.28%, respectively.

Debt Issuance Costs

At March 31, 2025, net debt issuance costs associated with the credit facility and bond totaled $1.0 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $27.2 million and $27.5 million for the exchange of foreign currencies at March 31, 2025 and June 30, 2024, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2025 and 2024 are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$1,446	$(526)	$(31)	$132
Net foreign currency transactional and re-measurement (gains) losses	(1,316)	1,034	243	1,500
Net foreign currency exchange losses	$130	$508	$212	$1,632

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

On March 31, 2023, the Company entered into an interest rate swap agreement to lock into a fixed SOFR interest rate with a notional amount of $25.0 million and a maturity date of March 31, 2028.

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters and nine months ended March 31, 2025 and 2024.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and nine months ended March 31, 2025 and 2024, are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands)
Net interest income recognized as a result of interest rate swap	$(315)	$(895)	$(1,214)	$(2,676)
Unrealized (loss) gain in fair value of interest rate swap	(298)	1,093	(438)	1,021
Net (decrease) increase in accumulated other comprehensive income	(613)	198	(1,652)	(1,655)
Income tax effect	(151)	50	(407)	(409)
Net (decrease) increase in accumulated other comprehensive income, net of tax	$(462)	$148	$(1,245)	$(1,246)

The Company used the following derivative instruments at March 31, 2025 and June 30, 2024, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		March 31, 2025		June 30, 2024
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	—	$17	—	—
Foreign currency hedge	Prepaid expenses and other current assets	$16	$—	$345	$—
Interest rate swap agreement	Other non-current assets	$1,046	$—	$2,698	$—
Derivative liabilities:
Forward foreign currency exchange contracts	Accrued expenses and other current liabilities	$—	$—	$—	$12

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at March 31, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$30,110	$30,110	$—	$—
Forward foreign currency exchange contracts	17	—	17	—
Interest rate swap agreement	1,046	—	1,046	—
Foreign currency hedge	16	—	16	—
Total assets at fair value	$31,189	$30,110	$1,079	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$30,110	$30,110	$—	$—
Liability for contingent consideration, current and non-current	19,247	—	—	19,247
Total liabilities at fair value	$49,357	$30,110	$—	$19,247

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$31,014	$31,014	$—	$—
Interest rate swap agreement	2,698	—	2,698	—
Foreign currency hedge	345	—	345	—
Total assets at fair value	$34,057	$31,014	$3,043	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$31,014	$31,014	$—	$—
Forward foreign currency exchange contracts	12	—	12	—
Total liabilities at fair value	$31,026	$31,014	$12	$—

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

The following tables represent the Company's contingent consideration liabilities at fair value at March 31, 2025:

	Quarter ended March 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$7,973	$10,370	$18,343
Change in fair value of contingent consideration	94	810	904
Fair value at end of period	$8,067	$11,180	$19,247

	Nine months ended March 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$—	$—	$—
Issuance of contingent consideration	7,500	9,700	17,200
Change in fair value of contingent consideration	567	1,480	2,047
Fair value at end of period	$8,067	$11,180	$19,247

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
Advantix

Advantix is part of the Specialty Technology Solutions segment. The fair value of the contingent consideration is determined using a static discounted cash flow model. The fair value of the liability for the contingent consideration related to Advantix recognized at March 31, 2025 was $8.1 million, of which $1.7 million is classified as current. The change in fair value for the quarter and nine months ended March 31, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount. Earnout payments to the sellers of Advantix are payable based on results from fiscal year 2025 to fiscal year 2028.
Resourcive

Resourcive is part of the Intelisys & Advisory segment. The fair value of the contingent consideration for Resourcive is determined using a Monte Carlo simulation. The fair value of the liability for the contingent consideration related to Resourcive recognized at March 31, 2025 was $11.2 million, all of which is classified as non-current and is due to the sellers of Resourcive during fiscal year 2027. The change in fair value for the quarter and nine months ended March 31, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount.

Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liabilities related to Advantix and Resourcive at March 31, 2025 were as follows.

Acquisition	Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
Advantix	March 31, 2025	Discounted cash flow	Adjusted EBITDA risk premium	15.0%
			Adjusted EBITDA growth rate	28.1%

Resourcive	March 31, 2025	Monte Carlo	Adjusted EBITDA risk premium	12.9%
			Simulated commission growth percentage	15.2%
(10) Segment Information

The Company is a leading provider of technology solutions and services to customers in specialty technology markets. The Company has two reportable segments based on sales model.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment operates in the United States, Canada and Brazil and includes specialty technology solutions distributed through a wholesale sales model. This segment includes hardware, SAAS and subscription services. The specialty technology solutions include the following:

•Mobility and barcode solutions - mobile computing, barcode scanners and imagers, radio frequency identification devices, barcode printing and related services;
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

•Connectivity - managed connectivity and wireless enablement solutions.

Intelisys & Advisory Segment

The Intelisys & Advisory segment operates in the United States and distributes connectivity and cloud services through an agency sales model. The connectivity and cloud services include telecom, cable, Unified Communications as a Service ("UCaaS"), Contact Center as a Service ("CCaaS"), Infrastructure as a Service ("IaaS"), Software-Defined Wide-Area Network ("SD-WAN") and other cloud services. This segment includes SaaS and subscription services, which the Company offers using digital tools and platforms.

Selected financial information for each business segment is presented below:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands)
Sales:
Specialty Technology Solutions	$678,433	$729,834	$2,154,009	$2,445,298
Intelisys & Advisory	26,414	22,765	73,915	68,398
	$704,847	$752,599	$2,227,924	$2,513,696
Depreciation and amortization:
Specialty Technology Solutions	$5,016	$3,958	$14,759	$13,034
Intelisys & Advisory	2,227	2,065	6,650	5,977
Corporate	248	719	1,686	2,206
	$7,491	$6,742	$23,095	$21,217
Change in fair value of contingent consideration:
Specialty Technology Solutions	$94	$—	$567	$—
Intelisys & Advisory	810	—	1,480	—
	$904	$—	$2,047	$—
Operating income (loss):
Specialty Technology Solutions	$14,294	$14,580	$45,110	$51,914
Intelisys & Advisory	8,320	7,489	21,173	22,411
Corporate (a)	(275)	(4,527)	(7,870)	(5,871)
	$22,339	$17,542	$58,413	$68,454
Capital expenditures:
Specialty Technology Solutions	$(1,329)	$(2,384)	$(5,423)	$(7,220)
Intelisys & Advisory	(91)	(36)	(346)	(65)
	$(1,420)	$(2,420)	$(5,769)	$(7,285)
Sales by Geography Category:
United States and Canada	$657,598	$672,662	$2,063,467	$2,262,707
Brazil(b)	47,883	81,353	171,830	256,067
Less intercompany sales	(634)	(1,416)	(7,373)	(5,078)
	$704,847	$752,599	$2,227,924	$2,513,696

(a) For the quarter and nine months ended March 31, 2025, the amounts shown above include restructuring expense, acquisition and divestiture, cyberattack restoration costs as well as legal settlement. For the quarter and nine months ended March 31, 2024, the amounts above include acquisition and divestiture costs as well as cyberattack restoration costs.

(b) Countries outside of Brazil represent $0.1 million, or 0.2% of sales, and $0.3 million or 0.2% of sales, for the quarter and nine months ended March 31, 2025. Countries outside of Brazil represent $0.1 million, or 0.2% of sales, and $4.3 million, or 1.7% of sales, for the quarter and nine months ended March 31, 2024.

	March 31, 2025	June 30, 2024
	(in thousands)
Assets:
Specialty Technology Solutions	$1,497,108	$1,499,146
Intelisys & Advisory	228,100	279,886
	$1,725,208	$1,779,032
Property and equipment, net by Geography Category:
United States and Canada	$16,246	$21,613
Brazil	13,751	11,888
	$29,997	$33,501

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at March 31, 2025 and the consolidated financial statements at June 30, 2024.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the net present value of future minimum lease payments over the lease term. The Company generally is not able to determine the rate implicit in its leases and has elected to apply an incremental borrowing rate as the discount rate for the present value determination, which is based on the Company's cost of borrowings for the relevant terms of each lease and geographical economic factors. Certain operating lease agreements contain options to extend or terminate the lease. The lease term used is adjusted for these options when the Company is reasonably certain it will exercise the option. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments not based on a rate or index, such as costs for common area maintenance, are expensed as incurred. Further, the Company has elected the practical expedient under ASC 842 to recognize all lease and non-lease components as a single lease component, where applicable.

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at March 31, 2025 and June 30, 2024:

		March 31, 2025	June 30, 2024
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$11,155	$9,057
Current operating lease liabilities	Accrued expenses and other current liabilities	$3,928	$3,398
Long-term operating lease liabilities	Other long-term liabilities	$7,932	$6,507

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters and nine months ended March 31, 2025 and 2024. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$1,113	$1,143	$3,329	$3,786
Variable lease cost	398	364	1,072	1,069
	$1,511	$1,507	$4,401	$4,855

Supplemental cash flow information related to the Company's operating leases for the nine months ended March 31, 2025 and 2024 are presented in the table below:

	Nine months ended March 31,
	2025	2024
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$3,039	$4,019
Right-of-use assets obtained in exchange for lease obligations	5,035	840

The weighted-average remaining lease term and discount rate at March 31, 2025 are presented in the table below:

March 31, 2025
Weighted-average remaining lease term	3.22 years
Weighted-average discount rate	5.26%

The following table presents the maturities of the Company's operating lease liabilities at March 31, 2025:

Operating leases
(in thousands)
2025	$1,095
2026	4,418
2027	4,069
2028	1,690
2029	1,013
Thereafter	603
Total future payments	12,888
Less: amounts representing interest	1,028
Present value of lease payments	$11,860
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

During the Company's due diligence for the Network1 acquisition completed in 2016, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. The amount available after the impact of foreign currency translation for future pre-acquisition contingency settlements or to be released to the sellers was $3.2 million at March 31, 2025 and June 30, 2024.

The table below summarizes the balances and line item presentation of Network1's pre-acquisition contingencies and corresponding indemnification receivables in the Company's Condensed Consolidated Balance Sheets at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
	Network1
	(in thousands)
Assets
Prepaid expenses and other current assets	$14	$14
Other non-current assets	$3,483	$3,598
Liabilities
Accrued expenses and other current liabilities	$14	$14
Other long-term liabilities	$3,483	$3,598

(13) Income Taxes

Income taxes for the quarters and nine months ended March 31, 2025 and 2024 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended March 31, 2025, there were no material discrete items. During the quarter ended March 31, 2024, a discrete net tax benefit of $1.5 million was recorded, which is attributable to an income tax recovery in Brazil related to a prior period.

The Company’s effective tax rate of 28.0% and 23.1% for the quarter and nine months ended March 31, 2025, respectively, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, discrete items, nondeductible expenses and state income taxes. The Company's effective tax rate was 28.7% and 21.0% for the quarter and nine months ended March 31, 2024, respectively.

As of March 31, 2025, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the quarter ended March 31, 2025, foreign subsidiaries did not repatriate cash to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $1.2 million and $1.1 million of total gross unrecognized tax benefits at March 31, 2025 and June 30, 2024, respectively. Of this total at March 31, 2025, approximately $0.9 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At March 31, 2025 and June 30, 2024, the Company had approximately $1.3 million accrued for interest and penalties.

The Company conducts business internationally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for the years before June 30, 2019.

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

The following table presents the restructuring and employee separation costs incurred for the quarter and nine months ended March 31, 2025:

	Quarter ended	Nine months ended
	March 31, 2025	March 31, 2025
	(in thousands)
Employee separation and benefit costs	$—	5,381

For the quarter and nine months ended March 31, 2025, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Specialty Technology Solutions or Intelisys & Advisory segments.

Accrued restructuring costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the nine months ended March 31, 2025:

Accrued Expenses
(in thousands)
Balance at June 30, 2024	$1,629
Charged to expense	5,381
Cash payments	(5,737)
Balance at March 31, 2025	$1,273

The remaining balance as of March 31, 2025 of $1.3 million is expected to be paid through the third quarter of fiscal year 2026.

(15) Business Acquisitions

On August 8, 2024, ScanSource acquired substantially all of the assets of Resourcive, a leading technology advisor, through its subsidiary ScanSource Agency, Inc. Resourcive delivers strategic IT sourcing solutions to mid-market and enterprise businesses. On August 15, 2024, ScanSource acquired, through its subsidiary Advantix ScanSource, LLC, substantially all of the assets of Advantix, a managed connectivity experience provider specializing in wireless enablement solutions. The combined initial purchase price of these acquisitions, net of cash acquired, was approximately $56.7 million. The Advantix acquisition is included in the Specialty Technology Solutions segment, and the Resourcive acquisition is included in the Intelisys & Advisory segment. Both acquisitions included future earnout payments, and the Company recorded contingent consideration liabilities at the acquisition dates representing the fair value of estimated amounts payable to sellers. See Note 9 - Fair Value of Financial Instruments for the related disclosures regarding the contingent consideration liabilities recognized in connection with these acquisitions.

The purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates. Intangible assets acquired include trade names, customer relationships, and developed technology. See Note 6 - Goodwill and Other Identifiable Intangible Assets for the amounts of goodwill and intangible assets recognized in connection with these acquisitions. The allocation of the purchase prices to the assets and liabilities acquired, including the valuation of the identifiable intangible assets, has not been concluded as of the reporting date. The impact of these acquisitions was not material to the consolidated financial statements. The Company recognized $0.2 million and $0.8 million for the quarter and nine months ended March 31, 2025, respectively, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements.

(16) Business Sale

On December 19, 2023, the Company completed the sale of its UK-based intY business. Under the stock purchase agreement, the Company received proceeds of $17.6 million in cash for the sale, net of cash transferred. The business sale resulted in a $14.2 million gain on sale after considering the net assets sold. During the quarter ended December 31, 2024, $2.6 million in cash was released from escrow related to the sale of intY. The impact of this sale was not material to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading hybrid distributor connecting devices to the cloud and accelerating growth for customers and channel partners across hardware, software as a service ("SaaS"), and connectivity and cloud services. ScanSource uses multiple sales models to offer hybrid distribution solutions from leading suppliers of specialty technologies and connectivity and cloud services. The Company operates in the United States, Canada and Brazil.

We operate our business under a management structure that enhances our specialty technology focus and hybrid distribution growth strategy. Our segments operate in the United States, Canada and Brazil and are based on sales models:

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

Recent Developments

Impact of the Macroeconomic Environment, Including Growth Outlook, Inflation and Tariffs

The macroeconomic environment, including the economic impacts of growth outlook, inflation, tariffs and shifting relations between the U.S. and other countries, continues to create significant uncertainty and may adversely affect our financial condition and results of operations. In 2025, the U.S. announced a variety of additional tariffs on goods from multiple nations and trading blocks and has been targeted with reciprocal tariffs and other retaliatory actions in response. Although the U.S. has announced a 90-day pause on certain tariffs, negotiations and the state of international trade policy and relations continue to evolve. We are mindful of the potential impact these conditions could have on our customers, suppliers and end-customer demand and we are actively monitoring changes to the global macroeconomic environment and assessing the potential impacts these challenges may have on our financial condition, results of operations and liquidity. We expect to pass any price increases from our suppliers resulting from tariffs to our customers. We are also mitigating risks through strategic planning and maintaining financial flexibility, but we cannot predict the outcome of our mitigation strategies or the ultimate impact of tariffs and the global macroeconomic environment on our financial condition or results of operations.

Business Acquisitions

On August 8, 2024, we completed the acquisition of substantially all of the assets of Secure Path Networks, LLC doing business as Resourcive ("Resourcive"), a leading technology advisor. Resourcive delivers strategic IT sourcing solutions to mid-market and enterprise businesses.

On August 15, 2024, we completed the acquisition of substantially all of the assets of Advantix Solutions Group, Inc. ("Advantix"), a managed connectivity experience provider specializing in wireless enablement solutions.

Restructuring

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

Results of Operations

Net Sales

We have two reportable segments, which are based on sales channels. The following tables summarize our net sales results by operating segment and by geographic location for the quarters and nine months ended March 31, 2025 and 2024:

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2025	2024	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$678,433	$729,834	$(51,401)	(7.0)%	(6.8)%
Intelisys & Advisory	26,414	22,765	3,649	16.0%	4.3%
Total net sales	$704,847	$752,599	$(47,752)	(6.3)%	(6.4)%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
	2025	2024	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$2,154,009	$2,445,298	$(291,289)	(11.9)%	(11.3)%
Intelisys & Advisory	73,915	68,398	5,517	8.1%	0.9%
Total net sales	$2,227,924	$2,513,696	$(285,772)	(11.4)%	(11.0)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding divestitures and acquisitions, is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to channel partners in the United States, Canada and Brazil. For the quarter and nine months ended March 31, 2025, net sales decreased $51.4 million, or 7.0%, and $291.3 million, or 11.9%, respectively, compared to the prior-year periods. Excluding the impact from foreign exchange rate fluctuations and the impact of divestitures and acquisitions, adjusted net sales decreased $49.4 million, or 6.8%, and $276.3 million, or 11.3%, respectively, compared to the prior-year periods. For the quarter ended March 31, 2025, net sales decreased primarily due to lower net sales in Brazil. In North America, most of the technologies in this segment had year-over-year growth. For the nine months ended March 31, 2025, net sales decreased primarily due to soft demand in a more cautious technology spending environment.
Intelisys & Advisory

The Intelisys & Advisory segment consists of sales and services to both channel partners (Intelisys) and end-users (Advisory) in the United States. For the quarter ended March 31, 2025, net sales increased $3.6 million, or 16.0%, compared to the prior-year period. Excluding the impact from foreign exchange rate fluctuations and the impact of acquisitions, adjusted net sales increased $1.0 million, or 4.3% for the quarter ended March 31, 2025.

For the nine months ended March 31, 2025, net sales increased $5.5 million, or 8.1%, compared to the prior-year period. Excluding the impact from foreign exchange rate fluctuations and the impact of acquisitions, adjusted net sales increased $0.6 million, or 0.9% for the nine months ended March 31, 2025.

The increase in net sales for the quarter and nine months ended March 31, 2025 reflects the addition of an acquisition and Intelisys net sales growth. Quarterly net billings for Intelisys increased 6.8% over the prior-year quarter to bring annualized net billings to approximately $2.86 billion.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2025	2024	$ Change	% Change
	(in thousands)
United States and Canada	$656,964	$671,246	$(14,282)	(2.1)%	(3.5)%
Brazil (b)	47,883	81,353	(33,470)	(41.1)%	(30.4)%
Total net sales	$704,847	$752,599	$(47,752)	(6.3)%	(6.4)%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
	2025	2024	$ Change	% Change
	(in thousands)
United States and Canada	$2,056,094	$2,257,629	$(201,535)	(8.9)%	(9.9)%
Brazil (b)	171,830	256,067	(84,237)	(32.9)%	(20.7)%
Total net sales	$2,227,924	$2,513,696	$(285,772)	(11.4)%	(11.0)%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.
(b) Countries outside of Brazil represent $0.1 million, or 0.2% of sales, and $0.3 million, or 0.2% of sales, for the quarter and nine months ended March 31, 2025, respectively. Countries outside of Brazil represent $0.1 million, or 0.2% of sales, and $4.3 million, or 1.7% of sales, for the quarter and nine months ended March 31, 2024, respectively.

Gross Profit

The following table summarizes our gross profit for the quarters and nine months ended March 31, 2025 and 2024:

	Quarter ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$73,994	$71,840	$2,154	3.0%	10.9%	9.8%
Intelisys & Advisory	26,208	22,641	3,567	15.8%	99.2%	99.5%
Gross profit	$100,202	$94,481	$5,721	6.1%	14.2%	12.6%

	Nine months ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$230,215	$233,695	$(3,480)	(1.5)%	10.7%	9.6%
Intelisys & Advisory	73,329	68,043	5,286	7.8%	99.2%	99.5%
Gross profit	$303,544	$301,738	$1,806	0.6%	13.6%	12.0%

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

Specialty Technology Solutions

For the quarter ended March 31, 2025, gross profit dollars for the Specialty Technology Solutions segment increased $2.2 million, or 3.0%, compared to the prior-year quarter. Vendor program recognition positively impacted gross profit by $7.2 million, offsetting the impact of lower sales volumes of $5.0 million. Gross profit margin increased 106 basis points over the prior-year quarter to 10.9%.

For the nine months ended March 31, 2025, gross profit dollars decreased $3.5 million, or 1.5%, compared to the prior-year period. Lower sales volume reduced gross profit dollars by $27.8 million. Gross margin mix positively impacted gross profit by $24.3 million largely due to higher vendor program recognition and a more favorable sales mix. Gross profit margin increased 113 basis points year-over-year to 10.7%.

Intelisys & Advisory

For the quarter ended March 31, 2025, gross profit dollars for the Intelisys & Advisory segment increased $3.6 million, or 15.8%, compared to the prior-year quarter. Higher sales volume, largely due to the impact of our Resourcive acquisition, increased gross profit for the quarter. Gross profit margin decreased 24 basis points compared to the prior-year quarter to 99.2%, reflecting the addition of professional services to the sales mix.

For the nine months ended March 31, 2025, gross profit dollars increased $5.3 million, or 7.8%, compared to the prior-year period. Higher sales volume, largely due to the acquisition of Resourcive, increased gross profit for the nine-month period. Gross profit margin decreased 27 basis points compared to the prior-year nine-month period to 99.2%, reflecting the addition of professional services to the sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2025 and 2024:

	Quarter ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Selling, general and administrative expenses	$69,698	$66,574	$3,124	4.7%	9.9%	8.8%
Depreciation expense	2,320	2,690	(370)	(13.8)%	0.3%	0.4%
Intangible amortization expense	4,941	3,752	1,189	31.7%	0.7%	0.5%
Restructuring and other charges	—	3,923	(3,923)	(100.0)%	0.0%	0.5%
Change in fair value of contingent consideration	904	—	904	*nm	0.1%	0.0%
Operating expenses	$77,863	$76,939	$924	1.2%	11.0%	10.2%

	Nine months ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Selling, general and administrative expenses	$215,324	$208,930	$6,394	3.1%	9.7%	8.3%
Depreciation expense	8,079	8,449	(370)	(4.4)%	0.4%	0.3%
Intangible amortization expense	14,300	11,982	2,318	19.3%	0.6%	0.5%
Restructuring and other charges	5,381	3,923	1,458	37.2%	0.2%	0.2%
Change in fair value of contingent consideration	2,047	—	2,047	*nm	0.1%	0.0%
Operating expenses	$245,131	$233,284	$11,847	5.1%	11.0%	9.3%

Selling, general and administrative expenses (“SG&A”) increased by $3.1 million, or 4.7%, and $6.4 million, or 3.1% for the quarter and nine months ended March 31, 2025, respectively compared to the prior-year periods. The increase for the quarter is primarily attributable to increased costs related to acquisitions. The increase for the nine-month period is primarily attributable to increased costs related to acquisitions as well as increased customer specific bad debt expense.
The increase in amortization expense of $1.2 million and $2.3 million during the quarter and nine months ended March 31, 2025, respectively, is largely due to intangible assets acquired in our acquisitions of Advantix and Resourcive.

Restructuring and other charges of $5.4 million were incurred during the nine months ended March 31, 2025 compared to charges of $3.9 million for the quarter and nine months ended March 31, 2024. Restructuring and other charges relate to employee separation and benefit costs in connection with our expense reduction and restructuring plans implemented during the current and prior fiscal year.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded a fair value adjustment expense of $0.9 million and $2.0 million in the quarter and nine months ended March 31, 2025, respectively. The expense from changes in fair value of contingent consideration for the quarter and nine months is largely due to the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2025 and 2024:

	Quarter ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$14,294	$14,580	$(286)	(2.0)%	2.1%	2.0%
Intelisys & Advisory	8,320	7,489	831	11.1%	31.5%	32.9%
Corporate	(275)	(4,527)	4,252	nm*	nm*	nm*
Operating income	$22,339	$17,542	$4,797	27.3%	3.2%	2.3%

	Nine months ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$45,110	$51,914	$(6,804)	(13.1)%	2.1%	2.1%
Intelisys & Advisory	21,173	22,411	(1,238)	(5.5)%	28.6%	32.8%
Corporate	(7,870)	(5,871)	(1,999)	nm*	nm*	nm*
Operating income	$58,413	$68,454	$(10,041)	(14.7)%	2.6%	2.7%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $0.3 million, or 2.0%, and $6.8 million, or 13.1% for the quarter and nine months ended March 31, 2025, respectively, compared to the prior-year periods. Operating margin was 2.1% for the quarter and nine months ended March 31, 2025. The decrease in operating income for the quarter is primarily due to higher amortization expense related to a recent acquisition. The decrease in operating income for the nine months is primarily due to lower gross profits from lower sales volumes as well as higher bad debt expense.

Intelisys & Advisory

For the Intelisys & Advisory segment, operating income increased $0.8 million, or 11.1%, for the quarter ended March 31, 2025. Operating margin decreased to 31.5% for the quarter ended March 31, 2025. The increase in operating income for the quarter ended March 31, 2025 is a result of higher gross profits for the quarter.

For the nine months ended March 31, 2025, operating income decreased $1.2 million, or 5.5%, compared to the prior-year period. Operating margin decreased to 28.6% for the nine months ended March 31, 2025. The decrease in operating income for the nine-month period ended March 31, 2025 is primarily driven by expense related to the change in fair value of contingent consideration.

Corporate

For the quarter and nine months ended March 31, 2025, Corporate operating losses of $0.3 million and $7.9 million, respectively, represent restructuring and acquisition-related costs and a legal settlement incurred during the fiscal year.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2025 and 2024:

	Quarter ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Interest expense	$1,836	$2,001	$(165)	(8.2)%	0.3%	0.3%
Interest income	(2,841)	(2,652)	(189)	7.1%	(0.4)%	(0.4)%
Net foreign exchange losses	130	508	(378)	(74.4)%	0.0%	0.1%
Other, net	(1,012)	(267)	(745)	279.0%	(0.1)%	(0.0)%
Total other (income) expense, net	$(1,887)	$(410)	$(1,477)	360.2%	(0.3)%	(0.1)%

	Nine months ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Interest expense	$5,914	$10,947	$(5,033)	(46.0)%	0.3%	0.4%
Interest income	(8,193)	(6,096)	(2,097)	34.4%	(0.4)%	(0.2)%
Net foreign exchange losses	212	1,632	(1,420)	(87.0)%	0.0%	0.1%
Gain on sale of business	—	(14,533)	14,533	nm*	—%	(0.6)%
Other, net	(6,418)	(641)	(5,777)	nm*	(0.3)%	(0.0)%
Total other (income) expense, net	$(8,485)	$(8,691)	$206	(2.4)%	(0.4)%	(0.3)%
*nm - percentages are not meaningful

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter and nine months ended March 31, 2025 compared to the prior-year periods, primarily from lower average borrowings on our multi-currency revolving credit facility.

Interest income increased for the quarter and nine months ended March 31, 2025 primarily from interest earned on higher average cash balances in the United States.

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

For the quarter and nine months ended March 31, 2025, we recognized a gain of $1.0 million and $6.4 million, respectively, primarily as a result of an insurance recovery in connection with the cybersecurity attack in the fourth quarter of fiscal year 2023.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2025, income tax expense was $6.8 million and $15.4 million, respectively, reflecting an effective tax rate of 28.0% and 23.1%. In comparison, for the quarter and nine months ended March 31, 2024, income tax expense was $5.1 million and $16.2 million reflecting an effective tax rate of 28.7% and 21.0%, respectively. The decrease in the effective tax rate for the quarter is primarily driven by a change in the geographical mix of earnings. The increase in the effective tax rate for the nine-month period is primarily due to the higher amount of discrete tax benefits recognized in the prior-year period. We expect the effective tax rate, excluding discrete items, for fiscal year 2025 to be approximately 28.2% to 29.2%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended March 31, 2025 and 2024, respectively:

	Quarter ended March 31,
	2025	2024
Adjusted return on invested capital ratio, annualized (a)	13.6%	12.1%

(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 90 days in the current and 91 days in the prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$17,431	$12,806
Plus: Interest expense	1,836	2,001
Plus: Income taxes	6,795	5,146
Plus: Depreciation and amortization	7,492	6,742
EBITDA (non-GAAP)	33,554	26,695
Plus: Change in fair value of contingent consideration	904	—
Plus: Share-based compensation	2,896	2,388
Plus: Acquisition and divestiture costs (a)	204	511
Plus: Cyberattack restoration costs	71	93
Plus: Restructuring costs	—	3,923
Plus: Tax recovery	(1,820)	(515)
Plus: Insurance recovery, net of payments	(756)	—
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$35,053	$33,095

	Quarter ended March 31,
	2025	2024
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$900,662	$953,601
Equity – end of the quarter	901,746	944,051
Plus: Change in fair value of contingent consideration, net of tax	681	—
Plus: Share-based compensation, net	2,176	1,784
Plus: Acquisition and divestiture costs (a)	204	511
Plus: Cyberattack restoration costs, net	54	69
Plus: Restructuring, net	—	2,935
Plus: Insurance recovery, net of payments	(570)	—
Plus: Tax recovery, net	(1,201)	(1,648)
Average equity	901,876	950,652
Average funded debt (b)	140,207	153,131
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,042,083	$1,103,783

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

Net Sales by Segment:
	Quarter ended March 31,
	2025	2024	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$678,433	$729,834	$(51,401)	(7.0)%
Foreign exchange impact (a)	8,702	—
Less: Acquisitions	(6,660)	—
Non-GAAP net sales	$680,475	$729,834	$(49,359)	(6.8)%

Intelisys & Advisory:
Net sales, reported	$26,414	$22,765	$3,649	16.0%
Foreign exchange impact (a)	3	—
Less: Acquisitions	(2,662)	—
Non-GAAP net sales	$23,755	$22,765	$990	4.3%

Consolidated:
Net sales, reported	$704,847	$752,599	$(47,752)	(6.3)%
Foreign exchange impact (a)	8,705	—
Less: Acquisitions	(9,322)	—
Non-GAAP net sales	$704,230	$752,599	$(48,369)	(6.4)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2025 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2024.

Net Sales by Segment:
	Nine months ended March 31,
	2025	2024	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$2,154,009	$2,445,298	$(291,289)	(11.9)%
Foreign exchange impact (a)	28,070	—
Less: Divestitures	—	(4,019)
Less: Acquisitions	(17,059)	—
Non-GAAP net sales	$2,165,020	$2,441,279	$(276,259)	(11.3)%

Intelisys & Advisory
Net sales, reported	$73,915	$68,398	$5,517	8.1%
Foreign exchange impact (a)	(5)	—
Less: Acquisitions	(4,924)	—
Non-GAAP net sales	$68,986	$68,398	$588	0.9%

Consolidated:
Net sales, reported	$2,227,924	$2,513,696	$(285,772)	(11.4)%
Foreign exchange impact (a)	28,065	—
Less: Divestitures	—	(4,019)
Less: Acquisitions	(21,983)	—
Non-GAAP net sales	$2,234,006	$2,509,677	$(275,671)	(11.0)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2025 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2024.

Net Sales by Geography:
	Quarter ended March 31,
	2025	2024	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$656,964	$671,246	$(14,282)	(2.1)%
Less: Acquisitions	(9,322)	—
Non-GAAP net sales	$647,642	$671,246	$(23,604)	(3.5)%

Brazil:
Net sales, reported (a)	$47,883	$81,353	$(33,470)	(41.1)%
Foreign exchange impact (b)	8,705	—
Non-GAAP net sales, constant currency	$56,588	$81,353	$(24,765)	(30.4)%

Consolidated:
Net sales, reported (a)	$704,847	$752,599	$(47,752)	(6.3)%
Foreign exchange impact (b)	8,705	—
Less: Acquisitions	(9,322)	—
Non-GAAP net sales, constant currency	$704,230	$752,599	$(48,369)	(6.4)%

(a) Countries outside of Brazil represent $0.1 million, or 0.2% of sales, for the quarter ended March 31, 2025 and $0.1 million, or 0.2% of sales, for the quarter ended March 31, 2024.
(b) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2025 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2024.

	Nine months ended March 31,
	2025	2024	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,056,094	$2,257,629	$(201,535)	(8.9)%
Less: Acquisitions	(21,983)	—
Non-GAAP net sales	2,034,111	2,257,629	$(223,518)	(9.9)%

Brazil:
Net sales, reported (a)	$171,830	$256,067	$(84,237)	(32.9)%
Foreign exchange impact (b)	28,065	—
Less: Divestitures	—	(4,019)
Non-GAAP net sales, constant currency	$199,895	$252,048	$(52,153)	(20.7)%

Consolidated:
Net sales, reported	$2,227,924	$2,513,696	$(285,772)	(11.4)%
Foreign exchange impact (b)	28,065	—
Less: Divestitures	—	(4,019)
Less: Acquisitions	(21,983)	—
Non-GAAP net sales, constant currency	$2,234,006	$2,509,677	$(275,671)	(11.0)%

(a) Countries outside of Brazil represent $0.3 million, or 0.2% of sales, for the nine months ended March 31, 2025 and $4.3 million, or 1.7% of sales, for the nine months ended March 31, 2024.
(b) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2025 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2024.

Operating Income by Segment:
	Quarter ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$14,294	$14,580	$(286)	(2.0)%	2.1%	2.0%
Adjustments:
Amortization of intangible assets	2,753	1,828	925
Change in fair value of contingent consideration	94	—	94
Tax recovery, net	(1,820)	(515)	(1,305)
Non-GAAP operating income	$15,321	$15,893	$(572)	(3.6)%	2.3%	2.2%

Intelisys & Advisory:
GAAP operating income	$8,320	$7,489	$831	11.1%	31.5%	32.9%
Adjustments:
Amortization of intangible assets	2,188	1,924	264
Change in fair value of contingent consideration	810	—	810
Non-GAAP operating income	$11,318	$9,413	$1,905	20.2%	42.8%	41.3%

Corporate:
GAAP operating loss	$(275)	$(4,527)	$4,252	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	204	511	(307)
Restructuring costs	—	3,923	(3,923)
Cyberattack restoration costs	71	93	(22)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$22,339	$17,542	$4,797	27.3%	3.2%	2.3%
Adjustments:
Amortization of intangible assets	4,941	3,752	1,189
Change in fair value of contingent consideration	904	—	904
Tax recovery (a)	(1,820)	(515)	(1,305)
Acquisition and divestiture costs	204	511	(307)
Restructuring costs	—	3,923	(3,923)
Cyberattack restoration costs	71	93	(22)
Non-GAAP operating income	$26,639	$25,306	$1,333	5.3%	3.8%	3.4%
(a) Recovery of prior period withholding taxes in Brazil.

Operating Income by Segment:
	Nine months ended March 31,				% of Net Sales March 31,
	2025	2024	$ Change	% Change	2025	2024
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$45,110	$51,914	$(6,804)	(13.1)%	2.1%	2.1%
Adjustments:
Amortization of intangible assets	7,769	6,224	1,545
Change in fair value of contingent consideration	567	—	567
Tax recovery (a)	(2,570)	(1,901)	(669)
Non-GAAP operating income	$50,876	$56,237	$(5,361)	(9.5)%	2.4%	2.3%

Intelisys & Advisory:
GAAP operating income	$21,173	$22,411	$(1,238)	(5.5)%	28.6%	32.8%
Adjustments:
Amortization of intangible assets	6,531	5,758	773
Change in fair value of contingent consideration	1,480	—	1,480
Non-GAAP operating income	$29,184	$28,169	$1,015	3.6%	39.5%	41.2%

Corporate:
GAAP operating loss	$(7,870)	$(5,871)	$(1,999)	nm*	nm*	nm*
Adjustments:
Cyberattack restoration costs	177	733	(556)
Acquisition and divestiture costs	733	1,215	(482)
Restructuring costs	5,381	3,923	1,458
Legal settlement	1,579	—	1,579
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$58,413	$68,454	$(10,041)	(14.7)%	2.6%	2.7%
Adjustments:
Amortization of intangible assets	14,300	11,982	2,318
Change in fair value of contingent consideration	2,047	—	2,047
Cyberattack restoration costs	177	733	(556)
Tax recovery (a)	(2,570)	(1,901)	(669)
Acquisition and divestiture costs	733	1,215	(482)
Restructuring costs	5,381	3,923	1,458
Legal settlement	1,579	—	1,579
Non-GAAP operating income	$80,060	$84,406	$(4,346)	(5.1)%	3.6%	3.4%
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

	Quarter ended March 31, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Insurance recovery	Tax recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$69,698	$—	$—	$(204)	$—	$—	$1,820	$(71)	$71,243
Operating income	22,339	4,941	904	204	—	—	(1,820)	71	26,639
Pre-tax income	24,226	4,941	904	204	—	(756)	(1,820)	71	27,770
Net income	17,431	3,699	681	204	—	(570)	(1,201)	54	20,298
Diluted EPS	$0.74	$0.16	$0.03	$0.01	$—	$(0.02)	$(0.05)	$—	$0.86

	Quarter ended March 31, 2024
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Insurance recovery	Tax recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$66,574	$—	$—	$(511)	$(3,923)	$—	$515	$(93)	$62,562
Operating income	17,542	3,752	—	511	3,923	—	(515)	93	25,306
Pre-tax income	17,952	3,752	—	511	3,923	—	(515)	93	25,716
Net income	12,806	2,788	—	511	2,935	—	(1,648)	69	17,461
Diluted EPS	$0.50	$0.11	$—	$0.02	$0.12	$—	$(0.06)	$—	$0.69

(a) Acquisition and divestiture costs for the quarters ended March 31, 2025 and 2024 are generally nondeductible for tax purposes.

	Nine months ended March 31, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Insurance recovery	Legal settlement	Non-GAAP measure

SG&A expenses	$215,324	$—	$—	$(733)	$—	$2,570	$(177)	$—	$(1,579)	$215,405
Operating income	58,413	14,300	2,047	733	5,381	(2,570)	177	—	1,579	80,060
Pre-tax income	66,898	14,300	2,047	733	5,381	(2,570)	177	(5,624)	1,579	82,921
Net income	51,458	10,709	1,542	733	4,054	(3,761)	133	(4,237)	1,189	61,820
Diluted EPS	$2.13	$0.44	$0.06	$0.03	$0.17	$(0.16)	$0.01	$(0.18)	$0.05	$2.56

	Nine months ended March 31, 2024
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Insurance recovery	Gain on sale of a business (b)	Non-GAAP measure

SG&A expenses	$208,930	$—	$—	$(1,215)	$(3,923)	$1,901	$(733)	$—	$—	$204,960
Operating income	68,454	11,982	—	1,215	3,923	(1,901)	733	—	—	84,406
Pre-tax income	77,145	11,982	—	1,215	3,923	(1,901)	733	—	(14,533)	78,564
Net income	60,964	8,909	—	1,215	2,935	(2,288)	548	—	(14,533)	57,750
Diluted EPS	$2.41	$0.35	$—	$0.05	$0.12	$(0.09)	$0.02	$—	$(0.57)	$2.28

(a) Acquisition and divestiture costs for the nine months ended March 31, 2025 and 2024 are generally nondeductible for tax purposes.
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

Our cash and cash equivalents balance totaled $146.3 million at March 31, 2025, compared to $185.5 million at June 30, 2024, including $33.3 million and $20.0 million held outside of the United States at March 31, 2025 and June 30, 2024, respectively. Checks released but not yet cleared in the amount of $0.2 million and $5.9 million are included in accounts payable at March 31, 2025 and June 30, 2024, respectively.

We conduct business primarily in the United States, Canada and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, decreased $7.9 million to $498.3 million at March 31, 2025 from $506.2 million at June 30, 2024, primarily from decreases in inventory and accounts receivable, partially offset by lower accounts payable, as a result of lower sales volume and our focus on working capital efficiency. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from customers, increases and decreases to inventory levels and payments to vendors.

	Nine months ended
	March 31,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$104,704	$316,908
Investing activities	(59,873)	10,693
Financing activities	(83,424)	(203,941)

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash provided by operating activities was $104.7 million and $316.9 million for the nine months ended March 31, 2025 and March 31, 2024, respectively. Cash provided by operating activities for the nine months ended March 31, 2025 is primarily attributable to net income adjusted for non-cash items plus reductions in accounts receivable and inventory partially offset by a reduction in accounts payable. Compared to March 31, 2024, accounts receivable and inventory decreased 4.6% and 10.0% respectively, while accounts payable decreased 2.7%.

The number of days sales outstanding ("DSO") was 72 days at March 31, 2025 and 71 days at March 31, 2024. Inventory turned 5.0 times during the quarter ended March 31, 2025, compared to 4.8 times in the prior-year quarter ended March 31, 2024.

Cash used in investing activities for the nine months ended March 31, 2025 was $59.9 million, compared to cash provided by investing activities of $10.7 million in the prior-year period. Cash used in investing activities for the nine months ended March 31, 2025 is largely due to cash paid for acquisitions and capital expenditures. Cash provided by investing activities for the nine months ended March 31, 2024 represents the proceeds from the sale of a business offset by capital expenditures.

Management expects capital expenditures for fiscal year 2025 to range from $7.0 million to $9.0 million, primarily for IT investments.

For the nine months ended March 31, 2025 and March 31, 2024, cash used in financing activities totaled $83.4 million and $203.9 million, respectively. Cash used in financing activities for the nine months ended March 31, 2025 is primarily attributable to common stock repurchases in the nine months. Cash used in financing activities for the nine months ended March 31, 2024 is primarily attributable to repayments of borrowings on the revolving credit facility.

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

During the quarter and nine months ended March 31, 2025, our borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of March 31, 2025 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at March 31, 2025 was 0.15%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at March 31, 2025.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the nine month periods ended March 31, 2025 and 2024 was $0.3 million and $94.6 million, respectively. There was $350.0 million and $349.9 million available for additional borrowings as of March 31, 2025 and June 30, 2024, respectively. The effective interest rates for the revolving line of credit were 5.45% and 6.44% as of March 31, 2025 and June 30, 2024, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at March 31, 2025 or June 30, 2024. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Amended Credit Agreement as of March 31, 2025, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Amended Credit Agreement lending group has been strong and we anticipate their continued support of our long-term business.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for a complete discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. No material changes have occurred to our market risks since June 30, 2024.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at March 31, 2025. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at March 31, 2025. During the quarter ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In May 2024, our Board of Directors approved a $100.0 million share repurchase authorization. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended March 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1 - 31, 2025	195,000	$ 48.22	195,000	$ 61,564,334
February 1 - 28, 2025	261,732	$ 38.06	261,732	$ 51,601,877
March 1 - 31, 2025	262,861	$ 36.08	262,461	$ 42,131,321
Total	719,593		719,193	$ 42,131,321

(1) Shares withheld from employees' stock-based awards to satisfy required tax withholding obligations totaled 400 for the month of March 2025. There were no shares withheld during the months of January and February 2025.

Subsequent to March 31, 2025, our Board of Directors approved a new $200.0 million share repurchase authorization increasing the current remaining availability. The authorization does not have any time limit.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended March 31, 2025, none of our directors or our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933), except as follows:

On March 20, 2025, Rachel Hayden, our Senior Vice President and Chief Information Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and that provides for the sale of up to 5,374 shares of our common stock, subject to certain conditions until February 2, 2026 (or an earlier date on which all transactions under the trading arrangement have been completed or certain other events occur).

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

101 (a)
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2025 and June 30, 2024; (ii) the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2025 and 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended March 31, 2025 and 2024; (iv) the Condensed Consolidated Statements of Shareholder's Equity for the quarters and nine months ended March 31, 2025 and 2024; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104 (a)	Cover page Inline XBRL File (Included in Exhibit 101)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	May 8, 2025	/s/ MICHAEL L. BAUR
Michael L. Baur
Chair, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2025	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2025	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)