Form 10-K
period 2025-06-30
SCANSOURCE, INC.
filed 2025-08-21
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant at December 31, 2024 was $1,097,416,815, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2025
Common Stock, no par value	21,884,508 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its definitive proxy statement for its 2025 Annual Meeting of Shareholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2025.

FORWARD-LOOKING STATEMENTS

Forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are included in the “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” “forecasts,” “seeks,” “estimates,” “goals,” “projects,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or otherwise. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on forward-looking statements as actual results could differ materially from those anticipated in such statements as a result of a number of factors including, but not limited to the following, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, the failure to manage and implement the Company's growth strategy, the Company’s ability to realize synergies or other benefits from acquisitions, credit risks involving the Company's larger channel sales partners and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, including new or increased tariffs, economic weakness and inflation, risk to the Company's business from a cyberattack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major channel sales partners, relationships with the Company's key suppliers and channel sales partners or a termination or a modification of the terms under which it operates with these key suppliers and channel sales partners, changes in the Company's operating strategy and the other factors set forth in “Risk Factors” contained herein.

PART I

ITEM 1.    Business.

ScanSource, Inc. (together with its subsidiaries referred to as the “Company,” “ScanSource,” “we,” “us,” or “our” ) is a leading technology distributor connecting devices to the cloud and accelerating growth for channel sales partners across hardware, software as a service (“SaaS”), connectivity and cloud services. ScanSource enables channel sales partners to deliver solutions for their end users to address changing buying and consumption patterns. ScanSource uses multiple sales models to offer technology solutions from leading suppliers of specialty technologies, connectivity and cloud services. We provide technology solutions and services from more than 500 leading suppliers of mobility and barcode, point-of-sale (“POS”), payment terminals, physical security, networking, communications, connectivity and cloud services. The Company's two operating segments, Specialty Technology Solutions and Intelisys & Advisory, represent the different sales models we use in executing our technology distribution growth strategy.

ScanSource was incorporated in South Carolina in 1992 and serves approximately 25,000 channel sales partners. Net sales for fiscal year ended June 30, 2025 totaled $3.04 billion. Our common stock trades on the NASDAQ Global Select Market under the symbol “SCSC.”

Our channel sales partners include businesses of all sizes that sell to end users across many industries. Our channel sales partners include value-added resellers (“VARs”), advisors, independent sales organizations (“ISOs”), independent software vendors (“ISVs”), and managed service providers (“MSPs”). These channel sales partners provide us with multiple routes-to-market. We align our teams, tools and processes around all of our channel sales partners to help them grow through providing specialized expertise, creating efficiencies and generating end-user demand for business solutions. We enable our channel sales partners to create, deliver and grow technology offerings for end users across almost every vertical market in the United States, Canada, and Brazil.

Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating complex, converging technology solutions through a growing ecosystem of channel sales partners leveraging our people, processes, and tools. Our goal is to provide exceptional experiences for our channel sales partners, suppliers, and people through operational excellence. Our technology distribution strategy utilizes multiple sales models to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to channel sales partners that solve end users’ challenges. ScanSource enables channel sales partners to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our channel sales partners access to additional services. As a trusted adviser to our channel sales partners, we provide customized solutions through our strong understanding of end-user needs.

Value Proposition

Our channel sales partners and supplier relationships serve as competitive advantages. From our pivotal position at the intersection of technology distribution trends, we provide robust value to both our channel sales partners and our suppliers. We make it easier for our channel sales partners and suppliers to deliver leading technology solutions that drive business outcomes for end users.

Value proposition for our channel sales partners:
•Deep specialization and technical expertise;
•Enable end-user consumption preferences;
•Industry-leading custom configuration services;
•Comprehensive pre- and post-sales solutions engineering and advanced technology support;
•Inventory availability;
•Solution selling via the Integrated Solutions Group,
•Flexibility and choice using ScanSource's multiple sales models; and
•Offer innovative financial solutions for our channel sales partners.

Value proposition for our suppliers:
•Scalable reach with variable cost structure;
•Access to multiple route to market;
•Lower cost of channel sales partner acquisition;
•Channel sales partner recruitment, onboarding and enablement;
•Ongoing support for channel sales partner success;
•Opportunity to increase channel business; and
•Offering and managing channel credit.

Financial Strength

Our consolidated balance sheet reflects financial strength. Our strong balance sheet and cash generated from our business provide us with the ability to execute our capital allocation plan, which includes organic growth and strategic acquisitions. We have the financial flexibility to invest in our business and in future growth.

Business Segments

We operate our business under a management structure that enhances our technology distribution growth strategy. Effective July 1, 2024, the Company realigned its operating segments to represent the different sales models it uses in executing its technology distribution growth strategy. The two realigned segments are Specialty Technology Solutions and Intelisys & Advisory. The Specialty Technology Solutions segment combines the Company's former operating segments, with the exception of the Company's Intelisys business. The Intelisys & Advisory segment includes the Intelisys and technology advisors businesses, including Channel Exchange (formerly known as intY USA), RPM Software and Resourcive. Both segments include recurring revenue.
The Company has reclassified certain prior-year amounts in the segment results to conform with the current year presentation. These reclassifications had no effect on the condensed consolidated financial results. See Note 16 - Segment Information for descriptions of the Company's segments.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment operates in the United States, Canada and Brazil and includes specialty technology solutions distributed through a wholesale/resale sales model. This segment includes hardware, SAAS and subscription services. The specialty technology solutions include the following:

•Mobility and barcode - mobile computing, barcode scanners and imagers, radio frequency identification devices, barcode printing and related services;
•POS - Point of Sale systems, integrated POS software platforms;
•Payment terminals - Self-service kiosks including self-checkout, payment terminals and mobile payment devices;
•Physical security - video surveillance and analytics, video management software and access control;
•    Networking - switching, routing and wireless products and software;
•    Communications - voice, video, communication platform integration and contact center solutions; and
•    Connectivity - managed connectivity and wireless enablement solutions.

Intelisys & Advisory Segment

The Intelisys & Advisory segment operates in the United States and consists of sales and services to both channel sales partners (Intelisys) and end users (Advisory). As a technology services distributor, or TSD, Intelisys distributes connectivity, cloud and next-generation technologies through an agency sales model. Channel sales partners also have access to SaaS and subscription-based services through the company’s proprietary tools, platforms and flexible routes to market. In addition to traditional telecom services, key technology areas include:

•Connectivity & SDN (Software-Defined Networking)
•CX (Unified Communications as a Service and Contact Center as a Service)
•Cloud/Data Center
•Security

•Managed AI
•Wireless & IoT

By offering flexible routes to market and a robust solutions portfolio, this segment helps channel sales partners service a wide range of end users including businesses of all sizes from VSB (“Very Small Business”) to Enterprise size businesses.

Channel Sales Partners

Our channel sales partners, include businesses of all sizes that sell to end users across industries ranging from manufacturing, warehouse and distribution, retail and e-commerce, hospitality, transportation and logistics, government, education and healthcare, among others. Our channel sales partners provide us with multiple, specialized routes-to-market, including: VARs, advisors, ISOs, ISVs and MSPs. No single channel sales partner accounted for more than 10% of our total net sales for the fiscal year ended June 30, 2025.

VARs

Within VARs, our channel sales partners include specialty technology VARs, direct marketers, IT system integrators, network integrators, service providers and cloud service providers. Specialty technology VARs focus on one or more technologies, providing specialized knowledge and expertise for technology solutions, such as tailored software or integrated hardware. Direct marketers provide a very broad range of technology brands to business, government, education and healthcare markets. IT system integrators and network integrators develop computer and networking solutions for end users’ IT needs. Service providers, managed service providers and cloud service providers deliver advanced multi-discipline services with customized solutions that bundle data, collaboration, cloud, network and digital telecommunication services for end users' needs.

Advisors

Advisors focus on selling traditional and next-generation technology solutions to end users through a consultative approach. Advisors earn monthly commissions on contracted sales orders as they build, operate, and grow their businesses based on a recurring revenue model. In addition to the technology solutions, some advisors will offer ancillary services, such as telecom expense management and professional services.

Independent Sales Organizations

ISOs focus on selling credit card processing and finding new merchant channel sales partners for credit card member banks. They offer on-going customer service and support and look to bundle hardware, software and processing services.

Independent Software Vendors

ISVs develop software, apps and integrated solutions. They generally focus on cloud solutions and sell or certify bundled hardware, software and service solutions.

Managed Service Providers

MSPs deliver outsourced IT services, managing end users’ infrastructure, networks, security, and cloud environments. They provide proactive monitoring, maintenance, and support, enabling businesses to reduce costs, improve efficiency, and focus on core operations.

Suppliers

We provide products and services from approximately 500 suppliers, including key suppliers AT&T, Avaya, Axis, Cisco, Comcast Business, Dell, Elo, Extreme, Five9, Fortinet, Hanwha, Honeywell, HP Poly, HPE/Aruba, Ingenico, Lumen, Microsoft, NiCE, RingCentral, Ubiquiti, Verifone, Verizon, Zebra Technologies and Zoom.

We provide products and services from many of our key suppliers in all of our geographic markets; however, certain suppliers only allow distribution to specific geographies. We typically purchase products directly from the supplier and our supplier agreements generally do not restrict us from selling similar or competitive products or services. We have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, channel sales partner demand or supplier distribution policies.

Products from two suppliers, Cisco and Zebra, constituted more than 10%, of our net sales for the fiscal year ended June 30, 2025.
•We have three non-exclusive agreements with Cisco. One agreement covers the distribution of Cisco products in the United States and has a two-year term. The second agreement covers the distribution of products in Brazil and has a two-year term. Each of these agreements must be renewed by written agreement, which is typically entered into prior to expiration. Either party may terminate these agreements upon 30 days' notice to the other party. The third agreement is an agency contract for North America and has a two-year term. Either party may terminate this agreement upon 60 days' prior written notice.

•We have three non-exclusive agreements with Zebra. One agreement covers sales of Zebra Enterprise Visibility & Mobility (“EVM”) products in North America and Brazil, while the other two agreements cover sales of Zebra Asset Intelligence & Tracking (“AIT”) products in North America and Brazil, respectively. The Zebra agreements each have a one-year term that automatically renews for additional one-year terms. Either party may terminate the EVM agreement upon 30 days' notice to the other party. Either party may terminate the AIT agreement for North America upon 60 days’ notice to the other party. Either party may terminate the AIT agreement for Brazil upon 90 days’ notice to the other party.

In addition to the agreements mentioned above, we have written agreements with almost all of our other suppliers. These agreements generally include the following terms:

•Non-exclusive distribution rights to resell products and related services in geographical areas (supplier agreements often include territorial restrictions that limit the countries in which we can sell their products and services):
•Short-term periods, subject to periodic renewal, and termination rights by either party without cause upon 30 to 120 days' notice:
•Stock rotation rights, which give us the ability, subject to limitations, to return for credit or exchange a portion of the items purchased; and
•Price protection provisions, which enables us to take a credit for declines in inventory value resulting from the supplier's price reductions.

Along with our inventory management policies and practices, these stock rotation rights and price protection provisions are designed to reduce our risk of loss due to slow-moving inventory, supplier price reductions, product updates and obsolescence.

We participate in various rebate, cash discount and market development funds offered by our suppliers to support expenses associated with selling and marketing the suppliers' products and services. These rebates and purchase discounts are largely influenced by sales volumes and are subject to change.

Our suppliers generally warrant their products that we sell and allow returns of defective products, including those returned to us by our channel sales partners. For certain of our product offerings, we offer a self-branded warranty program. We purchase contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill our obligations to service or replace defective products claimed on these warranty programs. To maintain channel sales partner relations, we also facilitate returns of defective products from our channel sales partners by accepting for exchange, with our prior approval, most defective products within 30 days of invoicing. In addition, local laws may in some cases impose warranty obligations on the Company.

Offerings and Markets

We currently market over 65,000 products from approximately 500 hardware, software and service suppliers to approximately 25,000 channel sales partners. We sell products and services to the United States and Canada from our facilities located in Mississippi, California and Kentucky; into Brazil from facilities located within the Brazilian states of Paraná, Espírito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms. See “Risk Factors” for a discussion of the risks related to our foreign operations.

Our offerings to our channel sales partners include hardware, software, services and connectivity across premise, hybrid and cloud environments. We believe that channel sales partners want to offer end users complete technology solutions that solve end-user challenges and deliver positive outcomes. We align our people, processes and tools to help our channel sales partners grow by providing more complex, converging technology solutions through a better understanding of end-user needs. We are able to provide a combination of offerings from multiple suppliers or give our channel sales partners access to additional services, including configuration, key injection, integration support and others to deliver solutions.

We provide our channel sales partners and suppliers with an array of pre-sale business tools and value-added services, including market and technology solution expertise, education and training, product configuration tools, technical support, logistics and channel financial services. These services allow our channel sales partners to gain knowledge and experience on marketing, negotiation and selling, to improve customer service, to profitably grow their business and be more cost effective. Our business is enhanced by our ability and willingness to provide the extra level of services that keep both our channel sales partners and suppliers satisfied.

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

•Networking: Our networking products include wireless and networking infrastructure products. Networking products are integral to our technology solutions, serving as the backbone that connects devices and applications. Incorporating advanced networking technologies helps to ensure reliable data flow, seamless mobility, and secure communications, enabling our partners to deliver effective, scalable solutions that meet diverse end-user needs.

•Physical Security: We provide electronic physical security solutions that include identification, access control, video surveillance and intrusion-related products. Physical security products are used every day across every vertical market to protect lives, property and information. These technology solutions require specialized knowledge to deploy effectively, and we offer in-depth training and education to our channel sales partners to enable them to maintain the appropriate skill levels.

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

•Payment Terminals: We offer payment terminals, comprehensive key injection services, reseller partner branding, extensive key libraries, ability to provide point-to-point encryption, and redundant key injection facilities. We have the resources to deliver secure payment devices that are preconfigured and ready for use. In addition, we partner with ISVs to deliver to merchants integrated tablet POS hardware that a merchant may purchase outright or “as a service,” and offer merchant hardware support and next-day replacement of tablets, terminals and peripherals.

•Communications: We offer communications solutions, delivered through the cloud, on-premise or via a hybrid approach, such as voice, video, integration of communication platforms and contact center solutions. These offerings combine voice, video and data with computers, telecommunications and the internet to deliver communications solutions on-premise. Software and hardware products include IP-based telephony platforms, Voice over Internet Protocol systems, private branch exchanges, call center applications, video conferencing, desk phones, headsets and cloud-enabled endpoints. Cloud-delivered services, such as unified communications, contact center and video conferencing, enable end users to consume and pay for communications services, typically on a monthly subscription basis.

•Connectivity and Cloud Services: We offer business communications services, including voice, data, access, cable collaboration, managed connectivity, wireless enablement solutions and cloud. We focus on empowering and educating channel sales partners so they can advise end users in making informed choices about services, technology and cost savings. Through our digital tools and platforms, we offer channel sales partners another way to grow their recurring revenue practices and take the friction out of acquiring, provisioning and managing SaaS offerings. We have contracts with more than 200 of the world’s leading telecom carriers and cloud services providers.

People and Culture

As a people-first organization, respecting and protecting our people and our channel sales partners is among our top priorities. From ensuring and supporting an inclusive and diverse workforce and partner base, providing a safe, healthy work environment, and working with suppliers and channel sales partners that share the same commitment, we are dedicated to doing what is right for our employees, channel sales partners and end users.

General
Our real competitive advantage is our people, who strive to help our channel sales partners grow their businesses. The foundation of ScanSource has always been based on strong values and a people-first culture and vision. In 2025, the Company was named one of the Best Places to Work in South Carolina for the eleventh consecutive year.

As of June 30, 2025, we have approximately 2,100 employees, of which approximately 1,400 are in the United States and 700 are located internationally in Canada and Brazil. We have no organized labor or trade unions in the United States.

Professional Development and Employee Engagement

We want to help our employees succeed—both personally and professionally. We focus heavily on the intellectual and professional development of our employees, and we strive to create an immersive working environment for them. To promote personal and professional growth, we also encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications. Our learning management system, The Hub, provides a modernized and engaging user experience for our employees at all levels. The ScanSource Management Academy is a program custom designed to develop all newly hired and promoted managers of people. The ScanSource Leadership Institute (“SLI”) is another important program that focuses on identifying and developing the next wave of senior leaders for the Company. The SLI program brings together twelve hand-selected leaders from across the Company for a two-week program of intensive training and development. This program promotes individual education and growth and nurtures cross-border and cross-functional collaboration among colleagues.

Employee outreach and engagement remain critical to the continued success and growth of ScanSource. Inclusion, participation, and appreciation are key components in retaining talent, maintaining our culture, and keeping employees engaged. In support of that, in 2023, we launched a global digital workplace, The Bridge, as our corporate intranet. We are excited to enhance global communication, increase employee recognition, and celebrate milestones through this engaging new platform.

We foster opportunities for employee engagement and have multiple avenues for communication, which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs and more. We also implement employee engagement surveys globally to gather feedback and build the best environment possible for our employees.

Benefits

We offer a comprehensive benefits package which includes traditional health insurance, as well as telemedicine alternatives, life insurance, disability insurance and work-life balance resources. The financial futures of our employees are important to us, which is why we have a 401(k) program with a market-competitive employer match, a performance-based bonus program and employee ownership opportunities for our employees through our Employee Stock Purchase Plan, as well as our equity incentive grants. We also partner with Fidelity to provide employees access to knowledge and tools to help manage or plan for student loan debt. To further expand our financial wellness offerings, we offer workshops and webinars focused on student debt and general debt-counselling services.

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

Inclusion and Belonging

One of our core values is to promote an environment that respects and values the diverse backgrounds, interests and talents of our employees. ScanSource is committed to a diverse and inclusive workplace with our comprehensive Inclusion & Belonging (I&B) program, led by our Vice President, People Development and Inclusion and an internal I&B Work Team. The Work Team is an employee-led group focused on sharing insights, ideas, and opinions from our employee base to support our goal of fostering a workplace of inclusion and belonging. Our I&B initiatives focus on awareness and education, employee network groups and community-focused events.

Board Role in People and Culture Management

Our Board of Directors (“Board”) believes that people and culture management is an important component of our continued growth and success and is essential for our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. Our Board provides oversight of the Company's policies and strategies relating to talent including corporate culture, inclusion and belonging and employee development, as well as the Company's compensation principles and practices. Our Board, through the Compensation Committee, evaluates and approves the Company's compensation plans, policies and programs applicable to our senior executives. Our Board also engages in an active succession planning process.

Competition

We believe we are a leader in the specialty technology markets we serve. The market for technology products and solutions is highly competitive, both in the United States and internationally. Competitive factors include price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to channel sales partner needs, quality and breadth of product lines and services and availability of technical and product information.

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

In our Specialty Technology Solutions segment, we compete with broad-line distributors, such as Ingram Micro and TD Synnex, in most geographic areas, and more specialized security distributors, such as ADI and Wesco. We also compete against other more specialized AIDC and POS distributors, such as BlueStar. In our Intelisys & Advisory segment, we compete against other technology service distributors including Avant and Telarus. As we seek to expand our business into other areas closely related to our offerings, we may encounter increased competition from current competitors and/or from new competitors.

Sales

Our sales organization consists of inside and field sales representatives located in the United States, Canada and Brazil. The majority of our channel sales partners are assigned to a dedicated sales representative or team whose main focus is developing relationships and providing our channel sales partners with solutions to meet their end-user’s needs. Our sales teams are advocates for and trusted advisers to our channel sales partners. Sales teams are responsible for developing technical expertise within broad product markets, recruiting channel sales partners, creating demand, negotiating pricing and reviewing overall product and service requirements of our channel sales partners. Our sales representatives receive comprehensive training with respect to the technical characteristics of suppliers’ products, supplemented by frequent product and service seminars conducted by supplier representatives and bi-weekly meetings among product, marketing and sales managers.

Our sales teams also provide channel sales partners with online ordering, API, EDI and other information systems, allowing channel sales partners to easily gain access to product specifications, availability and customized pricing, as well as the ability to place and follow the status of orders.

Marketing

We market our technology solutions and services through a range of digital and print channels, including online product catalogs customized for our North American and Brazilian markets; social media; search engine optimization and marketing; content marketing; content automation; e-commerce and email direct marketing, among others. Our marketing practices are tailored to fit the specific needs of our channel sales partners and suppliers - ensuring we help our channel sales partners create, deliver and manage solutions for end users across our vertical markets. Our comprehensive marketing efforts include sales promotions, advertisements, management of sales leads, trade show design and event management, advertorials, content creation, partner events and training and certification courses with leading suppliers in an effort to recruit prospective channel sales partners.

Operations

Information Technology Systems

Our information systems are scalable and capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management and accounting. Our channel sales partners and employees rely on our information systems for online, real-time information on pricing, inventory availability and reservation and order status. Our warehouse operations use bar code technology for receiving and shipping and automated systems for freight processing and shipment tracking, each of which is integrated with our multiple information systems. The customer service and technical support departments employ systems for documentation and faster processing of channel sales partner inquiries. To ensure that adequate inventory levels are maintained, our buyers depend on the system’s purchasing and receiving functions to track inventory on a perpetual basis.

Warehouse and Shipping Strategy

We operate a 741,000 square foot distribution center in Southaven, Mississippi, which is located near the FedEx hub facility in Memphis, Tennessee, and primarily serves North America. We also operate warehouses in California and Kentucky. Our principal warehouses for our Brazil operations are located in the Brazilian states of Paraná, Espírito Santo and Santa Catarina. Our objective is to ship all orders on the same day, using technology to expedite shipments and minimize shipping errors. We offer reduced freight rates and flexible delivery options to minimize our channel sales partners’ need for inventory.

Financial Services

Our sales terms include trade credit; and various third-party financing options, which include leasing, flooring and other secured financing for qualified channel sales partners. These sales terms allow us to compete within our specific geographic areas to facilitate our growth plans. We believe these options reduce the channel sales partner’s need to establish multiple credit relationships.

Trade and Service Marks

We conduct our business under the trade names “ScanSource POS and Barcode,” “ScanSource Catalyst,” “ScanSource Communications,” “ScanSource Services,” “ScanSource Networking and Security,” “ScanSource Brasil,” “Network1, a ScanSource company,” “Intelisys,” “POS Portal,” “RPM Software, a ScanSource company,” “Advantix,” “Resourcive,” “Channel Exchange,” and "SCSC Cascade."

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

Our operating results could be adversely affected by increased competition for employees, difficulty in recruiting employees, higher employee turnover or increased compensation and benefit costs. Our employees are important to our success and we are dependent in part on our ability to retain the services of our employees in key roles. We have built our business on a set of core values, and we attempt to hire and retain employees who are committed to these values and our culture of providing exceptional service to our channel sales partners and suppliers. In order to compete and to continue to grow, we must attract, retain and motivate employees, including those in executive, senior management, sales, marketing, logistics, technical support and other operating positions.

Many of our employees work in small teams to provide specific services to channel sales partners and suppliers. They are trained to develop their knowledge of products, services, programs and practices and channel sales partners business needs, as well as to enhance the skills required to provide exceptional service and to manage our business. As they gain experience and develop their knowledge and skills, our employees become highly desired by other businesses. Therefore, to retain our employees and attract new ones, we have to provide a satisfying work environment and competitive compensation and benefits.

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

We may be unable to identify acquisitions or strategic relationships we deem suitable. Even if we do, we may be unable to successfully complete any such transactions on favorable terms or at all, or to successfully integrate an acquired business, facilities, technologies, or products into our business or retain any key personnel, suppliers, or channel sales partners. Furthermore, even if we complete such transactions and effectively integrate the newly acquired business or strategic alliance into our existing operations, we may fail to realize the anticipated returns and/or fail to capture the expected benefits, such as strategic or operational synergies or cost savings.

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

Our channel sales partners rely on our electronic ordering, information systems and website for product information, including availability, pricing and placing orders. A ransomware incident in 2023 disrupted our systems, and there can be no assurance that our systems will not fail or experience disruptions again in the future. Any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business.

Supply Chain issues, include a shortage of products, may increase our costs or cause a delay in fulfilling channel sales partner orders, completing services or purchasing products and services needed to support our internal operations, resulting in an adverse impact on our financial results.

Our business depends on the timely supply of products in order to meet the demands of our channel sales partners.

Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters, political or social unrest, pandemics or other public health crises or other adverse occurrences affecting any of our suppliers’ facilities, could further disrupt our supply chain. We could experience product constraints due to the failure of suppliers to accurately forecast channel sales partner demand or to manufacture sufficient quantities of product to meet channel sales partner demand (including as a result of shortages of product components), among other reasons.

Our supply chain is also exposed to risks related to international operations. While we purchase our products primarily in the markets we serve (for example, products for United States channel sales partners are primarily sourced in the United States), our suppliers manufacture or purchase a significant portion of the products we sell outside of the United States, primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our suppliers purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the United States.

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

Credit exposure - We have credit exposure to our channel sales partners. Any adverse trends or significant adverse incidents in their businesses could cause us to suffer credit losses.

As is customary in our industry, we extend credit to our channel sales partners, and most of our sales are on open accounts. We also provide financing to some Intelisys advisors based on their future commission flows. As we grow and compete for business, our typical payment terms tend to get longer, increasing our credit risk.

While we evaluate our channel sales partners' qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses and any credit losses negatively impact our performance. In addition, for financial reporting purposes, we estimate future credit losses and establish reserves. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted beyond what is expected. If there is deterioration in the collectability of our receivables, or if we fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.

In addition, extending credit to international channel sales partners involves additional risks. It is often more difficult to evaluate credit risk with a channel sales partner or obtain credit protections in our international operations. Also, credit cycles and collection periods are typically longer in our international operations. As a result of these factors and other challenges in extending credit to international channel sales partners, we generally face greater credit risk from international sales compared to domestic sales.

Reliance on third parties - We are dependent on third parties for some services, including the delivery of a majority of our products, logistics and warehousing. Changes in shipping terms or the failure or inability of our third-party shippers to perform could have an adverse impact on our business and results of operations.

We rely on third parties to perform certain services for our business and for our channel sales partners, which, if not performed by these third parties in accordance with the terms of the arrangement, could result in significant disruptions or costs to our organization, including monetary damages and an adverse effect on our channel sales partner relationships.

In particular, we are dependent upon major shipping companies, including FedEx and UPS, for the shipment of our products to and from our centralized warehouses. Changes in shipping terms, or the inability of these third-party shippers to perform effectively, could affect our responsiveness to our channel sales partners. From time to time, we have experienced significant increases in shipping costs due to increases in fuel costs and transit losses due to a congested supply chain. Increases in our shipping costs or transit losses may adversely affect our financial results if we are unable to pass on these higher costs to our channel sales partners.

In Brazil, we use third parties to provide warehousing and logistics services in order to provide cost-effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us, or products from us to our channel sales partners, for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third-party logistics and warehousing providers to anticipate issues, and also review public information regarding their financial health. However, issues may not be timely identified, which may lead to lack of or poor execution of services, loss or litigation. Additionally, deterioration of the financial condition of our logistical and warehousing providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our channel sales partners and thus may adversely affect our business, financial condition and results of operations.

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

Our future success is highly dependent on our relationships with our suppliers. A significant percentage of our net sales relates to products we purchase from relatively few suppliers, including Cisco and Zebra. As a result of such concentration risk, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key suppliers could adversely affect our operating margins, revenue or the level of capital required to fund our operations. Our suppliers have the ability to make adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us. In addition, our supplier agreements typically are short-term and may be terminated without cause on short notice. We have no guaranteed price or delivery agreements with our suppliers. In certain product categories, limited price protection or return rights offered by our suppliers may have a bearing on the amount of product we are willing to stock. Our inability to pass through to our channel sales partners the impact of these changes, as well as if we fail to develop or maintain systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.

We receive purchase discounts and rebates from some suppliers based on various factors, including goals for quantitative and qualitative sales or purchase volume and channel sales partner related metrics. Certain purchase discounts and rebates may affect gross margins. Many purchase discounts from suppliers are based on percentage increases in sales of products. Our operating results could be adversely impacted if these rebates or discounts are reduced or eliminated or if our suppliers significantly increase the complexity of their refund procedures and thus increase costs for us to obtain such rebates.

Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill channel sales partner orders on a timely basis is critical to our success. Our suppliers have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply products on a timely basis. Specifically, shortages of computer chips may lead to product constraints and adversely affect our sales volumes and product availability. In addition, our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products or be unable to purchase our desired volume of products. Suppliers that currently distribute their products through us, may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end users. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these suppliers, which could have an adverse impact on our operating results. We cannot provide any assurances that suppliers will maintain an adequate supply of products to fulfill all of our channel sales partner orders on a timely basis. Our reputation, sales and profitability may suffer if suppliers are not able to provide us with an adequate supply of products to fulfill our channel sales partner orders on a timely basis or if we cannot otherwise obtain particular products or product lines.

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

Channel Sales Partners - We operate in a highly competitive environment and good channel sales partner relations are critical to our success. There can be no assurance that we will be able to retain and expand our channel sales partner relationships or acquire new channel sales partners.

Meeting our channel sales partners’ needs quickly and fairly is critical to our business success. Transactions with our channel sales partners generally are performed on a purchase order basis rather than under long term supply agreements. Therefore, our channel sales partners can choose to purchase from other sources, such as from competing distributor or directly from the supplier. From time to time, we experience shortages in availability of some products from suppliers, and this impacts channel sales partner decisions regarding whether to make purchases from us. Anything that negatively influences channel sales partner relations can also negatively impact our operating results. As a distributor in a channel business model our offerings could create channel conflict, and the channel programs offered by our supplier can change. These perceived channel conflicts and channel programs could impact our channel sales partner relationships and negatively impact our operating results and our ability to retain channel sales partners.

Channel sales partner consolidation also may lead to changes in the nature and terms of relationships with our channel sales partners. The loss or deterioration of a major channel sales partner relationship could adversely affect our business, financial condition and results of operations. Economic recession, higher interest rates and inflation could result in some of our channel sales partners shuttering their businesses, thus negatively impacting our business.

Liquidity and capital resources - Market factors and our business performance may increase the cost and decrease the availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.
Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions and organic growth. Changes in payment terms with either suppliers or channel sales partners could also increase our capital requirements. We have historically relied on cash generated from operations, borrowings under our revolving credit facility and secured and unsecured borrowings to satisfy our capital needs and to finance growth. While we believe our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs or if we are unable to comply with covenants under our borrowings, such capital may not be available to us on terms acceptable to us, or at all. We have a multi-currency senior secured credit facility with JPMorgan Chase Bank N.A., as administrative agent, and a syndicate of banks (the “Amended Credit Agreement”). The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants such as a Leverage Ratio and Interest Coverage Ratio (each as such term is defined in the Amended Credit Agreement). In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates.

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

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. We are routinely involved in litigation related to commercial disputes surrounding our business activities, intellectual property disputes, employment disputes and accounts receivable collection activity. In addition, as a public company with a large shareholder base, we are susceptible to class-action lawsuits and other litigation resulting from disclosures that we or our officers and directors make (or do not make) and our other activities. Litigation is expensive to bring and defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured or indemnified for the potential losses; in other instances we are not. An uninsured, under-insured or non-indemnified adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations. We can make no assurances that we will ultimately be successful in any dispute to which we are a party. See Item 3. “Legal Proceedings” for further discussion of our material legal matters.

Fair value measurement of goodwill and other intangible assets - Changes in the fair value of the assets and liabilities measured at fair value could have a significant effect on our reported earnings.

We have substantial goodwill. On at least an annual basis, we are required to assess our goodwill and other intangible assets, including but not limited to customer relationships, trademarks and trade names, for impairment. This includes continuously monitoring events and circumstances that could trigger an impairment test outside of our annual impairment testing date in the fourth quarter of each year, such as significant or sustained declines in the price of our common stock, substantial declines in business performance or changes in business management and strategy. Testing goodwill and other intangibles for impairment requires the use of significant estimates and other inputs outside of our control. If the carrying value of goodwill in any of our goodwill reporting units or other intangible assets is determined to exceed their respective fair values, we may be required to record significant impairment charges. In addition, our decision to dispose of certain of our operations has in the past and may in the future require us to recognize an impairment to the carrying value of goodwill and other intangible assets attendant to those operations. Heightened volatility in the securities markets caused by macroeconomic factors, changes in U.S. trade policy, geopolitical tensions and other factors outside of our control could also lead to impairment charges. Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated shareholders' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

International operations - Our international operations expose us to risks that are different from, and possibly greater than, the risks we are exposed to domestically.

We currently have significant facilities outside the United States. For fiscal year ending June 30, 2025, approximately 7.9% of our revenue was derived from our operations outside of the United States and Canada. These operations are subject to a variety of risks that are different from the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

•Fluctuations of foreign currency and exchange rates, which can impact sales, costs of goods sold and the reporting of our results from operations and financial conditions, including the value of certain assets on our financial statements;
•Changes in international trade laws, trade agreements, or trading relationships affecting our import and export activities, including export license requirements, restrictions on the export of certain technology and tariff changes (including additional or retaliatory tariffs), or the imposition of new or increased trade sanctions;
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
•Compliance with foreign and domestic import and export regulations and anti-corruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions, governing our business activities outside the United States, the violation of which could result in severe penalties, including monetary fines, criminal proceedings and suspension of export or import privileges; and
•Terrorist or military actions that result in destruction or seizure of our assets or suspension or disruption of our operations or those of our channel sales partners, suppliers or service providers.

We have substantial operations in Brazil and face risks related to Brazil's complex tax, labor, trade compliance and consumer protection laws and regulations. Additionally, developing markets such as Brazil have greater political volatility and vulnerability to infrastructure and labor disruptions, are more likely to experience market and interest rate fluctuations and may have higher inflation. In addition, doing business in foreign countries such as Brazil poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating underdeveloped infrastructure and identifying and retaining qualified suppliers, resellers, advisors and service providers, among other risks. Furthermore, in developing markets, such as Brazil, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery laws. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In 2025, the U.S. announced a variety of additional tariffs on goods from multiple nations and trading blocks and has been targeted with reciprocal tariffs and other retaliatory actions in response. Although the implementation of many of these tariffs and retaliatory measures have been paused or delayed, negotiations and the state of international trade policy and relations continue to evolve. Additional tariffs, or the uncertainty around such tariffs, may cause disruptions to foreign and domestic supply chains or result in price increases. We have incurred, and expect to continue to occur, costs as it relates to these tariffs for the remainder of fiscal 2025 and the foreseeable future. We expect to continue to pass any price increases from our suppliers from tariffs to our channel sales partners, which may reduce demand. However, we cannot predict the ultimate impact of tariffs and their effects on the global macroeconomic environment on our financial condition or results of operations.

In addition, competition in Brazil is increasing. If we cannot successfully increase our business, our product sales, our financial condition and results of operations could be adversely affected.

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

In order to be as efficient as possible, we centralize a number of critical functions. For instance, we currently distribute products to the majority of North America from a single warehouse in Southaven, Mississippi. Similarly, for our primary business operations, we utilize a single information system based in the United States for the majority of our North American operations, while our Brazilian operations utilize a separate system. While we have backup systems and business continuity plans, any significant or lengthy interruption of our ability to provide these centralized functions as a result of natural disasters, prolonged inclement weather, security breaches (including cyberattacks) or otherwise would significantly impair our ability to continue normal business operations. In addition, the centralization of these functions increases our exposure to local risks, such as the availability of qualified employees and increased competition for, or lack of access to, critical services, such as freight and communications.

Risk Factors Related to our Industry

Competition - We experience intense competition in all our markets. This competition could result in reduced margins and loss of our market share.

Our markets are fiercely competitive. We compete on the basis of price, product and service availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability and terms, ability to tailor solutions to the needs of our channel sales partners, quality and breadth of product line and services and availability of technical and product information. Our competitors include local, regional, national and international distributors as well as hardware and service suppliers that sell directly to resellers and to end users. In addition, we compete with resellers and technology solutions distributors that sell to franchisees, third-party dealers and end users. Certain of our current competitors have, and potential competitors could have, greater financial, technical, marketing and other resources than we have and may be able to respond more quickly to new or emerging technologies and changes in channel sales partner requirements. Also, certain regional competitors, that are specialty two-tier or mixed model master resellers may be able to respond more quickly to new or emerging technologies and changes in channel sales partner requirements in their regions. Competition has increased for our sales units as broad-line and other value-added distributors have entered into the specialty technology markets. Such competition could result in price reductions, reduced margins and loss of our market share.

As a result of intense price competition in our industry, our gross margins and our operating profit margins historically have been narrow, and we expect them to continue to be narrow in the future. To remain competitive, we may be forced to offer more credit or extend payment terms to our channel sales partners. This could result in an increase in our capital requirements, increase our financing costs, bad debt expenses and could have an adverse impact on our financial condition and results of operations. We may lose market share, reduce our prices in response to actions of our competitors, or withdraw from geographical markets where we do not believe we can earn appropriate margins. We expect continued intense competition as current competitors expand their operations and new competitors enter the market. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.

Disruptive technology - We may not be able to respond and adapt to rapid technological changes, evolving industry standards or changing channel sales partner needs or requirements, and thus may become less competitive.

The market for some of our products and services is subject to rapid technological change, evolving industry standards and changes in channel sales partner demand, which can contribute to a decline in value or obsolescence of inventory. Although some of our suppliers provide us with certain protections from a loss in value of inventory (such as price protection and certain return rights), we cannot be sure that such protections will fully compensate for any loss in value, or that such suppliers will choose to, or be able to, honor such agreements.

Our ability and our suppliers’ ability to anticipate and react quickly to new technology trends, including artificial intelligence developments, and channel sales partner requirements is crucial to our overall success, financial condition and results of operations. If our suppliers fail to evolve their product and service offerings, or if we fail to evolve our product and service offerings or to engage with desirable suppliers in time to respond to, and remain ahead of, new technological developments, our ability to retain or increase market share, profit margins and revenue could be adversely affected. Some of our competitors and our suppliers’ competitors may be better at adapting to disruptive technology or entering new markets. Our future success depends, in part, on our ability to adapt and manage our product and service offerings to meet channel sales partner needs at prices that our channel sales partners are willing to pay.

General Risk Factors

Cybersecurity risk - Ransomware or other cyberattacks, could cause us to lose valuable financial and operational data, we could be prevented from processing channel sales partner orders, ordering and tracking inventory, and efficiently operating our business, and could cause us to lose revenue and profits and incur significant costs. In addition, we could be subject to legal claims in the event of loss, disclosure or misappropriation of, or loss of access to, our channel sales partners’, business partners’ or our own information.

We make extensive use of online services and integrated information systems, including through third-party service providers. The secure maintenance and transmission of channel sales partner information is a critical element of our operations. Our information technology and other systems that maintain and transmit channel sales partner or employee information or those of our service providers or business partners may be compromised by a malicious third-party penetration of network security or impacted by the advertent or inadvertent actions or inactions of our employees, third-party service providers or business partners. With constant changes in the security landscape, experienced computer programmers and hackers may be able to penetrate our network security, or that of our third-party service providers and business partners, and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. As a result, our channel sales partners’ information may be lost, disclosed, accessed or taken without our channel sales partners’ consent.

We are subject to laws and regulations relating to channel sales partner privacy and the protection of personal information. Any such loss, disclosure or misappropriation of, or access to, our channel sales partners’ or business partners’ information or our information or other data breach affecting such information can result in legal claims or legal proceedings, including regulatory investigations and actions, and may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition.

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

Although we have insurance to offset financial losses incurred for events such as the ransomware attack we experienced in May 2023, there can be no guarantee that we will recover all insurance proceeds claimed or that the insurance will be sufficient in type or amount to cover us against claims related to cybersecurity breaches, cyberattacks and other related breaches. Insurance proceeds received related to the cybersecurity incident were recorded in selling, general and administrative expenses of the consolidated income statement for the relevant period.

Economic weakness - Economic weakness and uncertainty, including the possibility of recession and heightened levels of inflation, tariffs and geopolitical uncertainty could adversely affect our results and prospects.

Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products and services, and the financial condition of our channel sales partners and suppliers. The macroeconomic environment, including the economic impacts of growth outlook, inflation, tariffs and shifting relations between the U.S. and other countries, continues to create significant uncertainty and may adversely affect our consolidated results of operations. In 2025, the U.S. announced a variety of additional tariffs on goods from multiple nations and trading blocks and has been targeted with reciprocal tariffs and other retaliatory actions in response. We are actively monitoring changes to the global macroeconomic environment and assessing the potential impacts these challenges may have on our financial condition, results of operations and liquidity. We are also mindful of the potential impact these conditions could have on our channel sales partners, suppliers and end-user demand. We expect that any price increases from our suppliers resulting from tariffs would be passed through to our channel sales partners. We are mitigating these risks through strategic planning and maintaining financial flexibility, but we cannot predict the outcome of our mitigation strategies or the ultimate impact of tariffs and the global macroeconomic environment on our financial condition or results of operations.

Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. Economic weakness and geopolitical uncertainty may also lead us to impair assets, including goodwill, intangible assets and other long-lived assets, take restructuring actions or adjust our operating strategy and reduce expenses in response to decreased sales or margins. We may not be able to adequately adjust our cost structure in a timely fashion, which may adversely impact our profitability. Uncertainty about economic conditions also may increase foreign currency volatility in such markets, which may negatively impact our results. Economic weakness and geopolitical uncertainty also make it more difficult for us to manage inventory levels and/or collect channel sales partner receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity and higher financing costs.

Periods of elevated inflation contribute to increased costs for labor, materials and services. Although U.S. inflation rates have shown sings of moderating, the re-emergence of high levels of inflation in the countries in which we operate could further increase our costs and otherwise adversely impact our results of operations and financial condition. We monitor changes to the macroeconomic environment; however, we cannot predict any future trends in the rate of inflation or the general state of the economy.

Foreign currency - Our international operations expose us to fluctuations in foreign currency exchange rates that could adversely affect our results of operations.
We transact sales, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Volatility in foreign exchange rates increase our risk of loss related to products and services purchased in a currency other than the currency in which those products and services are sold. We maintain policies to reduce our net exposure to foreign currency exchange rate fluctuations through the use of derivative financial instruments; however, there can be no assurance that fluctuations in foreign currency exchange rates will not materially affect our financial results. Because our consolidated financial statements are presented in U.S. dollars, we must translate our financial statements into U.S. dollars at exchange rates in effect during each reporting period. Therefore, increases or decreases in the exchanges rates between the U.S. dollar and other currencies we transact in may positively or negatively affect our results of operations. In addition, unexpected and dramatic changes in foreign currency exchange rates may negatively affect our earnings from foreign markets.

Increased government regulation - We may be subject to additional costs and subject to fines and penalties because certain governmental entities are end users of products that we sell.

Certain of our channel sales partners sell our products to government entities, which requires us to comply with additional laws, regulations and contractual requirements relating to how we conduct business. In complying with such laws, regulations and other requirements, we may incur additional costs. In addition, non-compliance with such laws, regulations and other requirements also may expose us to fines and penalties, including contractual damages or the loss of certain contracts or business. We also may be subject to increased scrutiny and investigation into our business practices, which may increase operating costs and increase legal liability, as well as expose us to additional reputational risk.

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

Our cybersecurity risk management program is led by our Vice President of Information Security, who manages our security team that is principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. Our program includes protocols for preventing, detecting and responding to cybersecurity incidents; cross-functional coordination; and planning for business continuity and disaster recovery. We rely on our information security management system supported by a set of policies based upon industry frameworks, including the NIST Cybersecurity Framework. We have a Cyber Incident Response Team (“CIRT”) in place to respond to prepare appropriate responses and respond to cybersecurity threats or incidents. Components of our program include:

•risk assessments designed to help identify and assess cybersecurity threats to our critical IT systems, information, and our broader enterprise IT environment;

•monthly, mandatory cybersecurity awareness training for our employees, covering such topics such as phishing tactics, ransomware and developments in the current landscape of cyber-threats;

•assessments of and improvements to, among others, disaster recovery testing, access control, remote access, personnel security, system and communications protection, media protection, change management, data backup and recovery, audit logging, vulnerability and patch management, physical security, configuration management;

•periodic engagement of independent security firms and other third-party experts, where appropriate, to assess, test, and certify components of our cybersecurity program, and to otherwise assist with various aspects of our cybersecurity processes and controls; and

•regular assessments of the design and operational effectiveness of the program’s key processes and controls by our internal audit team with the assistance of external consultants.

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

The Board receives regular reports from our Chief Information Officer (“CIO”) on cybersecurity matters. These reports include a range of topics, including our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments of our information systems. The Audit Committee of the Board also annually reviews the adequacy and effectiveness of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity, and periodically receives updates from our internal audit function on the results of our cybersecurity audits and related mitigation activities. The Chair of the Audit Committee reports to the full Board on these discussions as appropriate. In addition, Board members periodically receive presentations on cybersecurity matters from external experts as part of the Board’s continuing education and overall risk oversight.

At the management level, our VP of Information Security leads our enterprise-wide cybersecurity program, and is responsible for assessing and managing our materials risks from cybersecurity threats. In performing his role, our VP is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through the management of, and participation in, the cybersecurity risk management program and other processes described above, including the maintenance and execution of our cyber incident response plan. Our VP reports to our CIO who, in turn, reports directly to our CEO.

Our CIO and our VP of Information Security are both experienced cybersecurity executives. Our CIO has nearly 30 years of experience and has held a variety of senior information technology leadership roles at multiple Fortune 500 organizations. Our VP has more more than 20 years of experience building and leading cybersecurity, risk management, and information technology teams. Members of our security team also hold industry-recognized cybersecurity certifications, including the Certified Information Systems Security Professional (CISSP) certification.

ITEM 2.    Properties.
Our fixed assets include office space and warehouses. Our principal locations and/or properties as of June 30, 2025, were as follows:

Location	Approximate Square Footage	Type of Interest	Description of Use
United States
Greenville, SC	174,000	Owned	Headquarters - Principal Executive and Sales Offices
Southaven, MS	741,000	Leased	Warehouse
Sacramento, CA	53,000	Leased	Sales and Administration Offices and Warehouse
Louisville, KY	22,000	Leased	Warehouse
Brazil
Serra, Espírito Santo, Brazil	40,000	Leased	Sales Office and Warehouse
Itajai, Santa Catarina, Brazil	30,100	Leased	Sales Office and Warehouse

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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “SCSC.” As of August 18, 2025, there were approximately 800 holders of record of our common stock.

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Composite Index and with the Standard Industrial Classification (“SIC”) Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2020.

	2020	2021	2022	2023	2024	2025
ScanSource, Inc.	$100	$117	$129	$123	$184	$174
NASDAQ Composite	$100	$145	$111	$140	$182	$210
SIC Code 5045 – Computers & Peripheral Equipment and Software	$100	$198	$170	$178	$227	$261

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ScanSource, Inc., the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
6/20
6/21
6/22
6/23
6/24
6/25
ScanSource, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 6/30/20 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Share Repurchases

The following table shows the share-repurchase activity for the quarter ended June 30, 2025 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
April 1, 2025 through April 30, 2025	261,305	$31.80	261,305	$233,821,479
May 1, 2025 through May 31, 2025	220,897	$38.66	220,897	$225,280,529
June 1, 2025 through June 30, 2025	200,693	$41.35	198,833	$217,059,499
Total	682,895		681,035

(1) Includes 1,860 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the month of June 2025. There were no shares withheld during the months of April and May 2025.
(2) Our Board authorized a $100 million share repurchase program in May 2024, which does not have any time limit. In April 2025, our Board subsequently increased the authorization for the share repurchase program by an additional $200 million, which does not have any time limit. In fiscal year 2025, we repurchased 2,483,299 shares totaling $106.5 million under the share repurchase program, including excise taxes.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

ITEM 6.    [Reserved].

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ScanSource is a leading technology distributor connecting devices to the cloud and accelerating growth for channel sales partners across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from approximately 500 leading suppliers of mobility and barcode, POS, payment terminals, physical security, networking, communications, connectivity and cloud services to our approximately 25,000 channel sales partners located primarily in the United States, Canada and Brazil.

We operate our business under a management structure that enhances our technology distribution growth strategy. Our segments operate primarily in the United States, Canada and Brazil:

•Specialty Technology Solutions
•Intelisys & Advisory

We sell hardware, SaaS, connectivity and cloud solutions and services to channel sales partners that are designed to solve end users’ challenges. We operate distribution facilities that support our United States and Canada business in Mississippi, California and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

Our key suppliers include AT&T, Avaya, Axis, Cisco, Comcast Business, Dell, Elo, Extreme, Five9, Fortinet, Hanwha, Honeywell, HP Poly, HPE/Aruba, Ingenico, Lumen, Microsoft, NiCE, RingCentral, Ubiquiti, Verifone, Verizon, Zebra Technologies and Zoom.

Recent Developments

Impact of the Macroeconomic Environment, Including Forecasted Growth, Inflation and Tariffs

The macroeconomic environment, including the economic impacts of forecasted growth, inflation, tariffs and shifting relations between the U.S. and other countries, continues to create significant uncertainty and may adversely affect our financial condition and results of operations. In 2025, the U.S. announced a variety of additional tariffs on goods from multiple nations and trading blocks and has been targeted with reciprocal tariffs and other retaliatory actions in response. Although the U.S. has announced pauses on certain tariffs, negotiations and the state of international trade policy and relations continue to evolve. We are mindful of the potential impact these conditions could have on our channel sales partners, suppliers and end-user demand and we are actively monitoring changes to the global macroeconomic environment and assessing the potential impacts these challenges may have on our financial condition, results of operations and liquidity. We expect to pass price increases from our suppliers resulting from tariffs to our channel sales partners. We are also mitigating risks through strategic planning and maintaining financial flexibility, but we cannot predict the outcome of our mitigation strategies or the ultimate impact of tariffs and the global macroeconomic environment on our financial condition or results of operations.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law. The Act permanently extends key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and introduces changes to the international tax framework. We are currently assessing the impact of the Act on our future effective tax rate, tax liabilities, and cash taxes.

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

Cost Reduction and Restructuring Program

In September 2024, as part of a strategic review of organizational structure and operations, the Company executed a cost reduction and restructuring program to align our cost structure with demand expectations in our business. These actions are expected to result in approximately $10.5 million in annualized savings in selling, general and administrative expenses. In January 2025, we executed an additional cost reduction and restructuring plan. These actions resulted in approximately $10.0 million in annualized savings in selling, general and administrative expenses.

Our Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating complex, converging technology solutions through a growing ecosystem of channel sales partners leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our channel sales partners, suppliers and employees, and we strive for operational excellence. Our technology distribution strategy utilizes multiple sales models to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to channel sales partners that solve end users’ challenges. ScanSource enables channel sales partners to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our channel sales partners access to additional services. As a trusted adviser to our channel sales partners, we provide customized solutions through our strong understanding of end-user needs.

Results of Operations from Continuing Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales. Totals may not sum due to rounding.

	Fiscal Year Ended June 30,
	2025	2024	2023
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	86.6	87.8	88.1
Gross profit	13.4	12.2	11.9
Selling, general and administrative expenses	9.4	8.5	7.5
Depreciation expense	0.3	0.3	0.3
Intangible amortization expense	0.6	0.5	0.4
Restructuring and other charges	0.2	0.1	0.0
Change in fair value of contingent consideration	0.1	0.0	0.0
Operating income	2.8	2.8	3.6
Interest expense	0.3	0.4	0.5
Interest income	(0.4)	(0.3)	(0.2)
Gain on sale of business	0.0	(0.4)	0.0
Other (income) expense, net	(0.2)	0.0	0.0
Income from continuing operations before income taxes	3.1	3.1	3.2
Provision for income taxes	0.8	0.7	0.9
Net income from continuing operations	2.4	2.4	2.3
Net income from discontinued operations	0.0	0.0	0.0
Net income	2.4%	2.4%	2.4%

Comparison of Fiscal Years Ended June 30, 2025 and 2024

Below is a discussion of fiscal years ended June 30, 2025 and 2024. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our form 10-K for the fiscal year ended June 30, 2024 for a discussion of fiscal year ended June 30, 2023.

Net Sales

We have two reportable segments, which are based on sales model. The following table summarizes our net sales results by business segment and by geographic location for the comparable fiscal years ended June 30, 2025 and 2024.

	2025	2024	$ Change	% Change	% Change Constant Currency (a)
	(in thousands)
Sales by Segment:
Specialty Technology Solutions	$2,942,717	$3,167,549	$(224,832)	(7.1)%	(6.7)%
Intelisys & Advisory	98,093	92,260	5,833	6.3%	(0.2)%
Total net sales	$3,040,810	$3,259,809	$(218,999)	(6.7)%	(6.5)%

Sales by Geography Category:
United States	$2,800,739	$2,921,172	$(120,433)	(4.1)%	(5.2)%
International	240,071	338,637	(98,566)	(29.1)%	(18.5)%
Total net sales	$3,040,810	$3,259,809	$(218,999)	(6.7)%	(6.5)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions and divestitures is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to channel sales partners in the United States, Canada and Brazil. During fiscal year 2025, net sales for this segment decreased $224.8 million, or 7.1%, compared to fiscal year 2024. Excluding the impact from foreign exchange fluctuations and the impact of divestitures and acquisitions, adjusted net sales for fiscal year 2025 decreased $212.3 million, or 6.7%, compared to the prior fiscal year. The decrease in net sales and in adjusted net sales is primarily due to a more cautious technology spending environment in the first half of the fiscal year.

Intelisys & Advisory

The Intelisys & Advisory segment consists of sales and services to both channel sales partners (Intelisys) and end users (Advisory) in the United States. During fiscal year 2025, net sales for this segment increased $5.8 million, or 6.3%, compared to fiscal year 2024. The increase in net sales reflects the addition of an acquisition. Excluding the impact from foreign exchange rate fluctuations and the impact from acquisitions, adjusted net sales decreased $0.2 million, or 0.2%, compared to the prior year primarily due to a more cautious technology spending environment.

For fiscal year 2025, Intelisys net billings, which are amounts billed by suppliers to end users and represents annual recurring revenue, totaled approximately $2.79 billion, an increase of 4.5%. The fiscal year 2025 Intelisys net billings resulted in Intelisys net sales of approximately $85.6 million. For our Intelisys business, net sales reflect the net commissions received from suppliers after paying channel sales partner commissions.

Gross Profit

The following table summarizes our gross profit for the fiscal years ended June 30, 2025 and 2024:

					% of Sales June 30,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$311,402	$307,257	$4,145	1.3%	10.6%	9.7%
Intelisys & Advisory	97,244	91,795	5,449	5.9%	99.1%	99.5%
Total gross profit	$408,646	$399,052	$9,594	2.4%	13.4%	12.2%

Our gross profit is primarily affected by sales volume and gross margin mix. Gross margin mix is impacted by multiple factors, which include sales mix (proportion of sales of higher margin products or services relative to total sales), supplier program recognition (consisting of volume rebates, inventory price changes and purchase discounts) and freight costs. Increases in supplier program recognition decrease cost of goods sold, thereby increasing gross profit. Net sales derived from our Intelisys business contribute 100% to our gross profit dollars and margin as they have no associated cost of goods sold.

Specialty Technology Solutions

For the Specialty Technology Solutions segment, gross profit dollars increased $4.1 million. Gross margin mix positively impacted gross profit by $26.0 million, largely from favorable supplier program recognition and favorable sales mix partially offset by higher freight costs. Lower sales volume, after considering the associated cost of goods sold, impacted gross profit decline by $21.8 million for the current fiscal year. For the fiscal year ended June 30, 2025, the gross profit margin increased 88 basis points over the prior-year to 10.6%.

Intelisys & Advisory

For the Intelisys & Advisory segment, gross profit dollars increased $5.4 million. Higher sales volume, largely due to the impact of our Resourcive acquisition increased gross profit dollars by $5.8 million. Gross profit margin decreased 36 basis points over the prior fiscal year to 99.1%, reflecting the addition of professional services to the sales mix.

Operating expenses

The following table summarizes our operating expenses for the periods ended June 30, 2025 and 2024:

					% of Sales June 30,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Selling, general and administrative expenses	$286,934	$277,428	$9,506	3.4%	9.4%	8.5%
Depreciation expense	10,004	11,219	(1,215)	(10.8)%	0.3%	0.3%
Intangible amortization expense	19,227	15,723	3,504	22.3%	0.6%	0.5%
Restructuring and other charges	5,381	4,358	1,023	23.5%	0.2%	0.1%
Change in fair value of contingent consideration	1,900	—	1,900	*nm	0.1%	—%
Operating expenses	$323,446	$308,728	$14,718	4.8%	10.6%	9.5%
*nm - not meaningful

Selling, general and administrative expenses (“SG&A”) increased $9.5 million for the fiscal year ended June 30, 2025 compared to the prior year. The increase in SG&A expenses is primarily attributable to increased costs related to acquisitions.

Depreciation expense decreased $1.2 million for the fiscal year ended June 30, 2025 compared to the prior fiscal year. The decrease is primarily related to IT assets that became fully depreciated in the current year.

Intangible amortization expense increased $3.5 million for the fiscal year ended June 30, 2025 compared to the prior fiscal year. The increase is a result of intangible assets acquired in our acquisitions of Advantix and Resourcive.

Restructuring and other charges of $5.4 million for the fiscal year ended June 30, 2025 increased $1.0 million compared to the prior year, which primarily related to employee separation and benefit costs in connection with our expense reduction and restructuring plans implemented during fiscal year 2025.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded a fair value adjustment expense of $1.9 million for the fiscal year ended June 30, 2025. The expense from changes in fair value of contingent consideration is largely due to the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the periods ended June 30, 2025 and 2024:

					% of Sales June 30,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$66,049	$66,678	$(629)	(0.9)%	2.2%	2.1%
Intelisys & Advisory	27,214	30,595	(3,381)	(11.1)%	27.7%	33.2%
Corporate	(8,063)	(6,949)	(1,114)	16.0%	—%	—%
Total operating income	$85,200	$90,324	$(5,124)	(5.7)%	2.8%	2.8%

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $0.6 million, and operating margin increased 14 basis points to 2.2% for the fiscal year ended June 30, 2025, compared to the prior fiscal year. The decrease in operating income is primarily due to higher information technology and consulting related costs as well as higher amortization related to recent acquisitions.

Intelisys & Advisory

For the Intelisys & Advisory segment, operating income decreased $3.4 million with the operating margin decreasing to 27.7% for the fiscal year ended June 30, 2025, compared to the prior fiscal year. The decrease in operating income is largely due to higher costs, including change in fair value expense related to a recent acquisition.

Corporate

For the fiscal year ended June 30, 2025, Corporate operating loss totaled $8.1 million which represents $5.4 million in restructuring expenses, $1.6 million legal settlement, $0.9 million of acquisition and divestiture costs and $0.2 million in cyberattack restoration charges. During the fiscal year ended June 30, 2024 Corporate incurred a loss of $6.9 million which represents $4.4 million in restructuring expenses, $1.7 million of acquisition and divestiture costs as well as $0.9 million in cyberattack restoration charges.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the fiscal years ended June 30, 2025 and 2024:

					% of Sales June 30,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Interest expense	$8,013	$13,031	$(5,018)	(38.5)%	0.3%	0.4%
Interest income	(11,247)	(9,381)	(1,866)	19.9%	(0.4)%	(0.3)%
Net foreign exchange losses	755	2,198	(1,443)	(65.7)%	—%	0.1%
Gain on sale of business	—	(14,155)	14,155	*nm	—%	(0.4)%
Other, net	(6,717)	(1,210)	(5,507)	455.1%	(0.2)%	—%
Total other (income) expense	$(9,196)	$(9,517)	$321	(3.4)%	(0.3)%	(0.3)%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased in fiscal year 2025 as compared to 2024 primarily from lower average borrowings on our multi-currency revolving credit facility.

Interest income for the fiscal year ended June 30, 2025 increased compared to fiscal year ended June 30, 2024 primarily from interest earned on higher cash balances throughout the fiscal year in the United States.

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

For the fiscal year ended June 30, 2025 we recognized a gain of $6.7 million as a result of an insurance recovery in connection with the cybersecurity attack in the fourth quarter of fiscal 2023.

Provision for Income Taxes

Income tax expense for continuing operations was $22.8 million and $22.8 million for the fiscal years ended June 30, 2025 and 2024, respectively, reflecting effective tax rates of 24.2% and 22.8%, respectively. The increase in the effective tax rate for fiscal 2025 compared to fiscal 2024 is primarily the result of the tax treatment of the intY UK divestiture in the 2024 fiscal year, an increase in non-deductible expenses, and an increase in global intangible low taxed income tax.

In December of 2021, the Organization for Economic Co-operation and Development ("OECD") released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a global minimum tax rate of 15%. Several member countries have enacted Pillar Two provisions that are effective in fiscal year 2025. The Company believes it qualifies for safe harbor exemptions in many of these jurisdictions and any remaining impact to future effective tax rates and corporate tax liability will be minimal.

We expect the fiscal year 2026 effective tax rate from continuing operations to be approximately 27.2% to 28.2%. See Note 13 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion including an effective tax rate reconciliation.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the fiscal years ended June 30, 2025 and 2024.

	2025	2024
Adjusted return on invested capital ratio	13.6%	12.4%

The components of our adjusted ROIC calculation and reconciliation to our financial statements are shown, as follows:

	Fiscal Year Ended June 30,
	2025	2024
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income from continuing operations (GAAP)	$71,548	$77,060
Plus: Interest expense	8,013	13,031
Plus: Income taxes	22,848	22,781
Plus: Depreciation and amortization	30,195	28,009
EBITDA (non-GAAP)	132,604	140,881
Plus: Change in fair value of contingent consideration	1,900	—
Plus: Share-based compensation	11,062	9,537
Plus: Acquisition and divestiture costs(a)	926	1,717
Plus: Cyberattack restoration costs	177	874
Plus: Restructuring costs	5,381	4,358
Plus: Tax recovery	(3,041)	(2,558)
Plus: Legal settlement	1,579	—
Plus: Insurance recovery, net of payments	(5,928)	—
Plus: Gain on sale of business	—	(14,155)
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$144,660	$140,654

	Fiscal Year Ended June 30,
	2025	2024
	(in thousands)
Invested capital calculations:
Equity – beginning of the year	$924,255	$905,298
Equity – end of the year	906,409	924,255
Plus: Change in fair value of contingent consideration, net	1,432	—
Plus: Share-based compensation, net	8,310	7,120
Plus: Acquisition and divestiture costs(a)	926	1,717
Plus: Cyberattack restoration costs, net	133	655
Plus: Restructuring, net	4,054	3,262
Plus: Tax recovery, net	(4,072)	(2,566)
Plus: Legal settlement, net	1,189	—
Plus: Insurance recovery, net	(4,466)	—
Plus: Gain on sale of business	—	(14,155)
Average equity	919,085	912,793
Average funded debt(b)	141,173	220,528
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,060,258	$1,133,321

(a)     Acquisition and divestiture costs are generally non-deductible for tax purposes.
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

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2025	2024	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$2,942,717	$3,167,549	$(224,832)	(7.1)%
Foreign exchange impact(a)	32,754	—
Less: Acquisitions	(24,199)	—
Less: Divestitures	—	(4,019)
Non-GAAP net sales, constant currency	$2,951,272	$3,163,530	$(212,258)	(6.7)%

Intelisys & Advisory:
Net sales, reported	$98,093	92,260	$5,833	6.3%
Foreign exchange impact(a)	(19)	—
Less: Acquisitions	(5,978)	—
Non-GAAP net sales, constant currency	$92,096	$92,260	$(164)	(0.2)%

Consolidated:
Net sales, reported	$3,040,810	$3,259,809	$(218,999)	(6.7)%
Foreign exchange impact(a)	32,735	—
Less: Acquisitions	(30,177)	—
Less: Divestitures	—	(4,019)
Non-GAAP net sales, constant currency	$3,043,368	$3,255,790	$(212,422)	(6.5)%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the fiscal year ended June 30, 2025 into U.S. dollars using the average foreign exchange rates for the fiscal year ended June 30, 2024.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2025	2024	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$2,800,739	$2,921,172	$(120,433)	(4.1)%
Less: Acquisitions	(30,177)	—
Net sales, excluding acquisitions	$2,770,562	$2,921,172	$(150,610)	(5.2)%

International:
Net sales, reported	$240,071	$338,637	$(98,566)	(29.1)%
Foreign exchange impact(a)	32,735	—
Less: Divestitures	—	(4,019)
Non-GAAP net sales, constant currency	$272,806	$334,618	$(61,812)	(18.5)%

Consolidated:
Net sales, reported	$3,040,810	$3,259,809	$(218,999)	(6.7)%
Foreign exchange impact(a)	32,735	—
Less: Acquisitions	(30,177)	—
Less: Divestitures	—	(4,019)
Non-GAAP net sales, constant currency	$3,043,368	$3,255,790	$(212,422)	(6.5)%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the fiscal year ended June 30, 2025 into U.S. dollars using the average foreign exchange rates for the fiscal year ended June 30, 2024.

Operating Income by Segment:
	Fiscal Year Ended June 30,				% of Net Sales June 30,
	2025	2024	$ Change	% Change	2025	2024
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$66,049	$66,678	$(629)	(0.9)%	2.2%	2.1%
Adjustments:
Amortization of intangible assets	10,508	8,041	2,467
Change in fair value of contingent consideration	(840)	—	(840)
Tax recovery, net	(3,041)	(2,558)	(483)
Non-GAAP operating income	$72,676	$72,161	$515	0.7%	2.5%	2.3%

Intelisys & Advisory:
GAAP operating income	$27,214	$30,595	$(3,381)	(11.1)%	27.7%	33.2%
Adjustments:
Amortization of intangible assets	8,719	7,682	1,037
Change in fair value of contingent consideration	2,740	—	2,740
Non-GAAP operating income	$38,673	$38,277	$396	1.0%	39.4%	41.5%

Corporate:
GAAP operating loss	$(8,063)	$(6,949)	$(1,114)
Adjustments:
Acquisition and divestiture costs	926	1,717	(791)
Restructuring costs	5,381	4,358	1,023
Cyberattack restoration costs	177	874	(697)
Legal settlement	1,579	—	1,579
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$85,200	$90,324	$(5,124)	(5.7)%	2.8%	2.8%
Adjustments:
Amortization of intangible assets	19,227	15,723	3,504
Change in fair value of contingent consideration	1,900	—	1,900
Acquisition and divestiture costs	926	1,717	(791)
Restructuring costs	5,381	4,358	1,023
Tax recovery	(3,041)	(2,558)	(483)
Cyberattack restoration costs	177	874	(697)
Legal settlement	1,579	—	1,579
Non-GAAP operating income	$111,349	$110,438	$911	0.8%	3.7%	3.4%

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

	Year ended June 30, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Legal Settlement	Insurance Recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$286,934	$—	$—	$(926)	$—	$3,041	$(177)	$(1,579)	$—	$287,293
Operating income	85,200	19,227	1,900	926	5,381	(3,041)	177	1,579	—	111,349
Pre-tax income	94,396	19,227	1,900	926	5,381	(3,041)	177	1,579	(5,928)	114,617
Net income	71,548	14,400	1,432	926	4,054	(4,072)	133	1,189	(4,466)	85,144
Diluted EPS	$3.00	$0.60	$0.06	$0.04	$0.17	$(0.17)	$0.01	$0.05	$(0.19)	$3.57

	Year ended June 30, 2024
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Gain on sale of business (b)	Insurance Recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$277,428	$—	$—	$(1,717)	$—	$2,558	$(874)	$—	$—	$277,395
Operating income	90,324	15,723	—	1,717	4,358	(2,558)	874	—	—	110,438
Pre-tax income	99,841	15,723	—	1,717	4,358	(2,558)	874	(14,155)	—	105,800
Net income	77,060	11,697	—	1,717	3,262	(2,566)	655	(14,155)	—	77,670
Diluted EPS	$3.06	$0.46	$—	$0.07	$0.13	$(0.10)	$0.03	$(0.56)	$—	$3.08

(a) Acquisition and divestiture costs for the fiscal years ended June 30, 2025 and June 30, 2024 are generally nondeductible for tax purposes.
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

We maintain an allowance for uncollectible accounts receivable for estimated future expected credit losses resulting from channel sales partners’ failure to make payments on accounts receivable due us. Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by us on the financial condition and the current creditworthiness of its customers, (iv) the current economic and country specific environment and (v) reasonable and supportable forecasts about collectability. We account for credit losses based upon ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326). Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables are recorded at inception and adjusted over the contractual life. Refer to Note 2 - Accounts Receivable and Notes Receivable, Net for further details.
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
Supplier Programs

We receive incentives from suppliers related to market development funds, volume rebates and other incentive programs. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that we use the suppliers’ market development funds for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental market development funds are recorded as adjustments to selling, general and administrative expenses. ASC 606– Revenue from Contracts with Customers addresses accounting for consideration payable to a customer, which the Company interprets and applies as the customer (i.e., the Company) receives advertising funds from a supplier. The portion of these supplier funds in excess of our costs are reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

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

Goodwill

We account for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby we compare the carrying value of each identified reporting unit to its fair value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. Our goodwill reporting units align directly with our operating segments, Specialty Technology Solutions and Intelisys & Advisory. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including the operating and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates.

Under ASC 350, if fair value of goodwill fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. As of June 30, 2025, the Specialty Technology Solutions and Intelisys & Advisory reporting units' goodwill balances are $159.8 million and $71.0 million, respectively. The fair value of the reporting units exceeded its carrying value by 2% and 100%, respectively, as of the annual goodwill impairment testing date. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

•Industry WACC: We utilized a WACC relative to each reporting unit's respective geography and industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a marketplace participant in each respective geography.
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
Cash and cash equivalents totaled $126.2 million and $185.5 million at June 30, 2025 and 2024, respectively, of which $46.3 million and $20.0 million was held outside of the United States as of June 30, 2025 and 2024, respectively. Checks released but not yet cleared from these accounts in the amounts of $0.1 million and $5.9 million are classified as accounts payable as of June 30, 2025 and 2024, respectively.
We conduct business primarily in North America and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, increased $14.6 million to $520.7 million at June 30, 2025 from $506.2 million at June 30, 2024, primarily as a result of an increase in accounts receivable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from channel sales partners, increases and decreases to inventory levels and payments to suppliers.

	Year ended
Cash (used in) provided by:	June 30, 2025	June 30, 2024
	(in thousands)
Operating activities of continuing operations	$112,349	$371,647
Investing activities of continuing operations	(62,390)	9,045
Financing activities of continuing operations	(110,905)	(227,767)

Net cash provided by operating activities was $112.3 million for the fiscal year ended June 30, 2025 and $371.6 million for the fiscal years ended June 30, 2024. The decrease in cash provided by operating activities for the fiscal year ended June 30, 2025 is primarily due to cash flows related to working capital, which decreased $22.5 million for the fiscal year ended June 30, 2025 versus a significant increase of $299.3 million for the prior year period. The prior-year period reflected lower net investment in working capital from lower sales volumes and a multi-quarter working capital improvement plan.

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable and other working capital items.

The number of days sales outstanding ("DSO") was 70 at June 30, 2025 unchanged from June 30, 2024. Throughout fiscal year 2025, DSO ranged from 66 to 72. Inventory turnover was 5.9 times during the fourth quarter fiscal year 2025, compared to 5.0 times in the fourth quarter of fiscal year 2024. Throughout fiscal year 2025, inventory turnover ranged from 5.0 to 5.9 times.

Cash used in investing activities was $62.4 million for the fiscal year ended June 30, 2025 compared to cash provided of $9.0 million for the fiscal year ended June 30, 2024. Cash used in investing activities for fiscal year 2025 is largely due to cash paid for acquisitions and capital expenditures. Cash provided by investing activities for the fiscal year 2024 represents proceeds from the the sale of our discontinued operations, partially offset by capital expenditures.

Management expects capital expenditures for fiscal year 2026 to range from $10.0 million to $15.0 million, primarily for IT and warehouse investments.

Cash used in financing activities totaled $110.9 million for the fiscal year ended June 30, 2025 primarily due to the repurchase of common stock. Cash used in financing activities of $227.8 million for the fiscal year ended June 30, 2024 was primarily due to repayments on the revolving line of credit and the repurchase of common stock.

Share Repurchase Program

In April 2025, our Board approved an additional $200 million share repurchase authorization, which supplements the existing the $100 million repurchase program authorized in May 2024. The share repurchase authorizations do not have any time limits. In fiscal year 2025, we repurchased 2,483,299 shares totaling $106.5 million. As of June 30, 2025, the Company had approximately $217.1 million available for repurchases under Board approved authorizations.

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

During the fiscal year ended June 30, 2025, our borrowings under the credit facility were U.S. dollar loans. The spread in effect as of June 30, 2025 was 1.00%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2025 was 0.15%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the Amended Credit Agreement as of June 30, 2025.

The average daily balance on the revolving credit facility, excluding the term loan facility, was $0.3 million and $71.1 million during the fiscal years ended June 30, 2025 and June 30, 2024, respectively. There was $350.0 million and $349.9 million available for additional borrowings as of June 30, 2025 and June 30, 2024, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2025 and June 30, 2024.

Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our EBITDA and (2) Credit

Facility EBITDA relative to total interest expense respectively.  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At June 30, 2025, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $350.0 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of June 30, 2025, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

Contractual Obligations

At June 30, 2025, we did not have an outstanding balance under our revolving credit facility. We had $133.1 million outstanding under our term loan facility, $7.5 million of which matured in fiscal year 2025. Our revolving credit facility and our term loan facility have a maturity date September 28, 2027. The remaining principal debt payments on our industrial development revenue bond, which total $3.0 million, have maturity dates in 2025 through 2032. See Footnote 8 - Short Term Borrowings and Long Term Debt.

We also had a non-cancelable operating lease agreement of $11.0 million at June 30, 2025, of which $4.6 million is expected to be paid within the next 12 months. Remaining amounts are expected to be paid through 2030. See Footnote 14 - Leases.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on total borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of interest rate swaps, would have resulted in approximately a $0.7 million and $1.0 million increase or decrease in pre-tax income for the fiscal years ended June 30, 2025 and June 30, 2024, respectively.

We evaluate our interest rate risk and utilize interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2025 and June 30, 2024, we had $136.1 million and $144.1 million, respectively, in variable rate debt.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Canada and Brazil. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $1.2 million and $0.1 million increase or decrease in pre-tax income for fiscal years ended June 30, 2025 and June 30, 2024, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais and Canadian dollars. At June 30, 2025 and June 30, 2024, the fair value of our currency forward contracts were a net asset or payable of less than $0.1 million.

ITEM 8.    Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information that is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of ScanSource Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 21, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton, LLP

We have served as the Company’s auditor since 2014.

Charlotte, North Carolina
August 21, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ScanSource, Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2025, and our report dated August 21, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton, LLP

Charlotte, North Carolina
August 21, 2025

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$126,157	$185,460
Accounts receivable, less allowance of $27,821 at June 30, 2025 and $20,684 at June 30, 2024	635,521	581,523
Inventories	483,815	512,634
Prepaid expenses and other current assets	124,959	125,082
Total current assets	1,370,452	1,404,699
Property and equipment, net	31,169	33,501
Goodwill	230,820	206,301
Identifiable intangible assets, net	62,909	37,634
Deferred income taxes	18,769	19,902
Other non-current assets	71,487	76,995
Total assets	$1,785,606	$1,779,032
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$598,595	$587,984
Accrued expenses and other current liabilities	71,263	65,616
Current portion of contingent consideration	1,318	—
Income taxes payable	3,927	7,895
Current portion of long-term debt	7,861	7,857
Total current liabilities	682,964	669,352
Long-term debt, net of current portion	128,288	136,149
Borrowings under revolving credit facility	—	50
Long-term portion of contingent consideration	17,782	—
Other long-term liabilities	50,163	49,226
Total liabilities	879,197	854,777
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 22,217,421 and 24,243,848 shares issued and outstanding at June 30, 2025 and June 30, 2024, respectively	—	26,370
Retained earnings	1,020,833	1,013,738
Accumulated other comprehensive loss	(114,424)	(115,853)
Total shareholders’ equity	906,409	924,255
Total liabilities and shareholders’ equity	$1,785,606	$1,779,032

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2025, 2024 and 2023
(in thousands, except per share information)

	2025	2024	2023
Net sales	$3,040,810	$3,259,809	$3,787,721
Cost of goods sold	2,632,164	2,860,757	3,338,482
Gross profit	408,646	399,052	449,239
Selling, general and administrative expenses	286,934	277,428	285,695
Depreciation expense	10,004	11,219	10,912
Intangible amortization expense	19,227	15,723	16,746
Restructuring and other charges	5,381	4,358	—
Change in fair value of contingent consideration	1,900	—	—
Operating income	85,200	90,324	135,886
Interest expense	8,013	13,031	19,786
Interest income	(11,247)	(9,381)	(7,414)
Gain on sale of business	—	(14,155)	—
Other (income) expense, net	(5,962)	988	1,664
Income before income taxes	94,396	99,841	121,850
Provision for income taxes	22,848	22,781	33,758
Net income from continuing operations	71,548	77,060	88,092
Net income from discontinued operations	—	—	1,717
Net income	$71,548	$77,060	$89,809

Per share data:
Net income from continuing operations per common share, basic	$3.05	$3.10	$3.50
Net income from discontinued operations per common share, basic	—	—	0.07
Net income per common share, basic	$3.05	$3.10	$3.57
Weighted-average shares outstanding, basic	23,442	24,868	25,142

Net income from continuing operations per common share, diluted	$3.00	$3.06	$3.47
Net income from discontinued operations per common share, diluted	—	—	0.07
Net income per common share, diluted	$3.00	$3.06	$3.54
Weighted-average shares outstanding, diluted	23,839	25,222	25,362

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
Net income	$71,548	$77,060	$89,809
Unrealized (loss) gain on hedged transaction, net of tax	(1,523)	(1,482)	2,254
Foreign currency translation adjustment	2,952	(20,945)	12,763
Realized foreign currency translation on sale of business	—	(3,805)	—
Comprehensive income	$72,977	$50,828	$104,826

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2025, 2024 and 2023
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	25,187,351	$64,297	$846,869	$(104,638)	$806,528
Net income	—	—	89,809	—	89,809
Unrealized gain on hedged transaction, net of tax	—	—	—	2,254	2,254
Foreign currency translation adjustment	—	—	—	12,763	12,763
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	180,960	(1,553)	—	—	(1,553)
Common stock repurchased, including excise tax	(524,108)	(15,753)	—	—	(15,753)
Share-based compensation	—	11,250	—	—	11,250
Balance at June 30, 2023	24,844,203	58,241	936,678	(89,621)	905,298
Net income	—	—	77,060	—	77,060
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,482)	(1,482)
Foreign currency translation adjustment	—	—	—	(20,945)	(20,945)
Realized foreign currency loss from sale of a business	—	—	—	(3,805)	(3,805)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	380,184	1,937	—	—	1,937
Common stock repurchased, including excise tax	(980,539)	(43,337)	—	—	(43,337)
Share-based compensation	—	9,529	—	—	9,529
Balance at June 30, 2024	24,243,848	26,370	1,013,738	(115,853)	924,255
Net income	—	—	71,548	—	71,548
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,523)	(1,523)
Foreign currency translation adjustment	—	—	—	2,952	2,952
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	456,872	4,616	—	—	4,616
Common stock repurchased, including excise tax	(2,483,299)	(42,048)	(64,453)	—	(106,501)
Share-based compensation	—	11,062	—	—	11,062
Balance at June 30, 2025	22,217,421	$—	$1,020,833	$(114,424)	$906,409

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$71,548	$77,060	$89,809
Net income from discontinued operations	—	—	1,717
Net income from continuing operations	71,548	77,060	88,092
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Gain on sale of a business	—	(14,155)	—
Depreciation and amortization	30,195	28,009	28,614
Amortization of debt issue costs	386	386	577
Provision for doubtful accounts	8,351	8,317	2,785
Share-based compensation	11,062	9,537	11,219
Deferred income taxes	1,128	(2,472)	(1,496)
Change in fair value of contingent consideration	1,900	—	—
Finance lease interest	86	101	44
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55,011)	138,264	(17,368)
Inventories	28,874	239,157	(138,313)
Prepaid expenses and other assets	7,303	(17,804)	32,653
Other non-current assets	3,974	(10,689)	(7,582)
Accounts payable	3,673	(78,167)	(30,656)
Accrued expenses and other liabilities	2,846	(3,872)	(14,195)
Income taxes payable	(3,966)	(2,025)	9,857
Net cash provided by (used in) operating activities of continuing operations	112,349	371,647	(35,769)
Cash flows from investing activities of continuing operations:
Capital expenditures	(8,286)	(8,555)	(9,979)
Cash paid for business acquisitions, net of cash acquired	(56,673)	—	—
Cash received for business disposal	2,569	17,600	1,717
Net cash (used in) provided by investing activities of continuing operations	(62,390)	9,045	(8,262)
Cash flows from financing activities of continuing operations:
Borrowings on revolving credit, net of expenses	51,954	1,259,728	2,499,166
Repayments on revolving credit, net of expenses	(52,004)	(1,438,658)	(2,456,025)
Debt issuance costs	—	—	(1,407)
(Repayments) borrowings on long-term debt	(7,857)	(6,915)	15,590
Repayments of finance lease obligations	(1,090)	(964)	(589)
Exercise of stock options	9,511	4,813	910
Taxes paid on settlement of equity awards	(4,895)	(2,876)	(2,463)
Repurchase of common stock	(106,524)	(42,895)	(15,651)
Net cash (used in) provided by financing activities of continuing operations	(110,905)	(227,767)	39,531

Net cash flows used in by discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents	1,643	(3,643)	2,691
(Decrease) increase in cash and cash equivalents	(59,303)	149,282	(1,809)
Cash and cash equivalents at beginning of period	185,460	36,178	37,987
Cash and cash equivalents at end of period	126,157	185,460	36,178
Cash and cash equivalents of discontinued operations	—	—	—
Cash and cash equivalents of continuing operations	$126,157	$185,460	$36,178

Supplemental disclosure of consolidated cash flow information:
Interest paid during the year	$7,570	$12,953	$18,789
Income taxes paid during the year	$27,829	$27,129	$28,547
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2025
(1)    Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading technology distributor connecting devices to the cloud and accelerating growth for channel sales partners across hardware, software as a service ("SaaS"), connectivity and cloud services. ScanSource uses multiple sales models to offer technology distribution solutions from leading suppliers of specialty technologies and connectivity and cloud services. The Company operates in the United States, Canada and Brazil. The Company's two operating segments, Specialty Technology Solutions and Intelisys & Advisory, represent the different sales models the Company uses in executing its technology distribution growth strategy.

Cybersecurity Incident

On May 14, 2023, the Company discovered it was subject to a cybersecurity attack perpetrated by unauthorized third parties that affected its IT systems. Upon detection, the Company took immediate steps to address the incident, engaged third-party experts, and notified law enforcement. The Company has cyber insurance and is working with its insurance carriers on claims to recover costs incurred. On May 26, 2023, the Company substantially recovered its operations and completed the restoration of its pertinent IT systems. The Company has taken actions to strengthen its existing IT security infrastructure and continues to implement additional measures to prevent unauthorized access to, or manipulation of, its systems and data. During the fiscal year ended June 30, 2025, the Company received $5.9 million of insurance proceeds from claims filed related to the cybersecurity attack. This amount has been recorded in other (income) expense on the Consolidated Income Statement.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.

Segment Changes

Effective July 1, 2024, the Company realigned its operating segments to represent the different sales models it uses in executing its technology distribution growth strategy. The two realigned segments are Specialty Technology Solutions and Intelisys & Advisory. The Specialty Technology Solutions segment combines the Company's former segments, with the exception of the Company's Intelisys business. The Intelisys & Advisory segment includes the Intelisys and technology advisors businesses, including Channel Exchange (formerly known as intY USA), RPM Software and Resourcive. Both segments include recurring revenue.

The Company has reclassified certain prior year amounts in the segment results to conform with the current year presentation. These reclassifications had no effect on the condensed consolidated financial results. See Note 16 - Segment Information for descriptions of the Company's segments.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2025, 2024 and 2023.

Use of Estimates

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

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

The following accounting policies relate to the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

(a) Allowances for Trade and Notes Receivable

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from channel sales partners’ failure to make payments on accounts receivable due to the Company.

Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by the Company on the financial condition and the current creditworthiness of its channel sales partners, (iv) the current economic and country-specific environment and (v) reasonable and supportable forecasts about collectability. If the financial condition of the Company’s channel sales partners were to deteriorate and reduce the ability of the Company’s channel sales partners to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of the Company’s channel sales partners improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance.

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
June 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $0.1 million and $5.9 million are classified as accounts payable as of June 30, 2025 and 2024, respectively.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality, although it may hold amounts in excess of Federal Deposit Insurance Corporation or other insured limits. Cash and cash equivalents held outside of the United States totaled $46.3 million and $20.0 million as of June 30, 2025 and 2024, respectively.

Concentration of Credit Risk

The Company sells to a large base of channel sales partners throughout the United States, Canada, Brazil and the UK. The Company performs ongoing credit evaluations of its channel sales partners’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its channel sales partners. Sales to any one channel sales partner were less than 10% of the Company’s net sales for fiscal years 2025, 2024 and 2023.

In the event that the Company does not collect payment on accounts receivable within the established trade terms for certain channel sales partners, the Company may establish arrangements for longer-term financing. The Company accounts for these arrangements by recording them at their historical cost less specific allowances at balance sheet dates. Interest income is recognized in the period earned and is recorded as interest income in the Consolidated Income Statement.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has an interest rate swap agreement and has designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion recorded as an adjustment to earnings for the years ended June 30, 2025, 2024 and 2023.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and founder’s Supplemental Executive Retirement Plan. The Company has classified these investments as trading securities, and they are recorded at fair value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $31.9 million and $31.0 million as of June 30, 2025 and June 30, 2024, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities was $3.4 million at June 30, 2025 and 2024.

Inventories

Inventories (consisting entirely of finished goods) are stated at the lower of cost (first-in, first-out method) or net realizable value.

Supplier Programs

The Company receives incentives from suppliers related to market development funds, volume rebates and other incentive programs. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers. Some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the Company and the supplier. Suppliers generally require that the Company use the suppliers' market development funds for advertising or other marketing programs. Incentives received from suppliers for specifically identified incremental market development funds are recorded as adjustments to net sales. ASC 606, Revenue from Contracts with Customers addresses accounting for consideration payable to a customer, which the Company interprets and applies as the customer (i.e., the Company) receiving advertising funds from a supplier. The portion of these supplier funds in excess of our costs are reflected as a reduction of inventory. Such funds are recognized as a reduction of the cost of goods sold when the related inventory is sold.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

inventory is sold. Management makes certain estimates of the amounts of supplier consideration that will be received. Estimates are based on the terms of the incentive program and historical experiences. Actual recognition of the supplier consideration may vary from management estimates.

Supplier Concentration

The Company sells products from many suppliers; however, sales of products supplied by Cisco and Zebra each constituted more than 10% of the Company's net sales for the years ended June 30, 2025, 2024 and 2023.

Product Warranty

The Company’s suppliers generally provide a warranty on the products provided by the Company and allow the Company to return defective products, including those that have been returned to the Company by its channel sales partners. In two of its product lines, the Company offers a self-branded warranty program, in which management has determined that the Company is the primary obligor. The Company purchases contracts from unrelated third parties, generally the original equipment manufacturers, to fulfill any obligation to service or replace defective product claimed on these warranty programs. As a result, the Company has not recorded a provision for estimated service warranty costs. To maintain channel sales partner relations, the Company facilitates returns of defective products from the Company's channel sales partners by accepting for exchange, with the Company's prior approval, most defective products within 30 days of invoicing.

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

Goodwill

The Company accounts for recorded goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill testing utilizes an impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. The Company's goodwill reporting units align directly with its operating segments, Specialty Technology Solutions and Intelisys & Advisory. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including operating and macroeconomic factors. Historical financial information, internal plans and projections and industry information are used in making such estimates.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

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

•Industry weighted-average cost of capital ("WACC"): The Company utilized a WACC relative to each reporting unit's respective geography and industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a marketplace participant in each respective geography.
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

No goodwill impairment charges were recognized for the fiscal years ended June 30, 2025, 2024 and 2023. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

Intangible Assets

Intangible assets consist of channel sales partner relationships, trade names, distributor agreements, supplier partner programs, developed technology, non-compete agreements and an encryption key library. Channel sales partner relationships, trade names, supplier partner programs, developed technology and the encryption key library are amortized using the straight-line method over their estimated useful lives, which range from 1 to 12 years. Non-compete agreements are amortized over their contract life.

These assets are shown in detail in Note 7 - Goodwill and Other Identifiable Intangible Assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. No intangible asset or other long-lived asset impairment charges were recognized for the fiscal years ended June 30, 2025, 2024 and 2023. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding intangible asset impairment charges.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

and makes appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. In determining the appropriate amount of revenue to recognize, the Company applies the following five-step model: (i) identify contracts with customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company recognizes revenue as control of products and services are transferred to channel sales partners, which is generally at the point of shipment. The Company delivers products to channel sales partners in several ways, including: (i) shipment from a Company warehouse, (ii) drop-shipment directly from the supplier, or (iii) electronic delivery for software licenses. For more detailed disclosures on the Company's revenue recognition policies, see Note 3 - Revenue Recognition.

Marketing Costs

The Company defers marketing-related costs until the marketing is first run in trade or other publications or, in the case of brochures, until the brochures are printed and available for distribution or posted online. Marketing costs, net of supplier reimbursement, are included in selling, general and administrative expenses and were not significant in any of the three fiscal years ended June 30, 2025, 2024 and 2023. Deferred marketing costs for each of these three fiscal years were also not significant.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and subsequent interim periods, with early application permitted. The Company adopted the new guidance in fiscal year 2025 with no material impact on its financial position, results of operations or cash flows, but the adoption did result in new and expanded segment disclosures which are included in Note 16 - Segment Information.

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

(2)     Trade Accounts and Notes Receivable, Net

The Company maintains an allowance for doubtful accounts receivable for estimated future expected credit losses resulting from channel sales partners’ failure to make payments on accounts receivable due to the Company. The Company has notes receivable with certain channel sales partners, which are included in “Accounts receivable, less allowance” in the Condensed Consolidated Balance Sheets.

Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including: (i) historical experience, (ii) aging of the accounts receivable, (iii) specific information obtained by the Company on the financial condition and the current creditworthiness of its channel sales partners, (iv) the current economic and country-

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

specific environment and (v) reasonable and supportable forecasts about collectability. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables are recorded at inception and adjusted over the contractual life.

The changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2025, 2024 and 2023 are set forth in the tables below.

Description	Balance at Beginning of Period	Amounts Charged to Expense	Write-offs	Other (a)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended June 30, 2023	$16,806	2,785	(2,062)	(2,049)	$15,480

Year ended June 30, 2024	$15,480	8,317	(2,803)	(310)	$20,684

Year ended June 30, 2025	$20,684	8,351	(1,406)	192	$27,821

(a) "Other" amounts include recoveries and the effect of foreign currency fluctuations for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

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
Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Fiscal Year Ended June 30, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
Revenue by product/service type:	(in thousands)
Products and non-recurring services	$2,892,043	$3,067	$2,895,110
Recurring revenue(a)	50,674	95,026	145,700
	$2,942,717	$98,093	$3,040,810
(a) Recurring revenue represents revenue primarily from agency commissions, managed connectivity, SaaS, subscriptions, and hardware rentals.

	Fiscal year ended June 30, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
Revenue by product/service type:		(in thousands)
Products and non-recurring services	$3,144,768	$4,466	$3,149,234
Recurring revenue(a)	22,781	87,794	110,575
	$3,167,549	$92,260	$3,259,809
(a) Recurring revenue represents revenue primarily from agency commissions, SaaS, subscriptions, and hardware rentals.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

	Fiscal year ended June 30, 2023
	Specialty Technology Solutions	Intelisys & Advisory	Total
Revenue by product/service type:		(in thousands)
Products and non-recurring services	$3,635,829	$4,793	$3,640,622
Recurring revenue(a)	65,838	81,261	147,099
	$3,701,667	$86,054	$3,787,721
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

	Fiscal year ended June 30,
	2025	2024	2023
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$71,548	$77,060	$88,092
Net income from discontinued operations	—	—	1,717
Net income	$71,548	$77,060	$89,809

Denominator:
Weighted-average shares, basic	23,442	24,868	25,142
Dilutive effect of share-based payments	397	354	220
Weighted-average shares, diluted	23,839	25,222	25,362

Net income from continuing operations per common share, basic	$3.05	$3.10	$3.50
Net income from discontinued operations per common share, basic	—	—	0.07
Net income per common share, basic	$3.05	$3.10	$3.57

Net income from continuing operations per common share, diluted	$3.00	$3.06	$3.47
Net income from discontinued operations per common share, diluted	—	—	0.07
Net income per common share, diluted	$3.00	$3.06	$3.54

For the years ended June 30, 2025, 2024 and 2023, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 201,879, 348,604 and 1,135,984, respectively.

(5)    Property and Equipment

Property and equipment is comprised of the following:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

	June 30,
	2025	2024
	(in thousands)
Land	$2,366	$2,063
Buildings and leasehold improvements	20,166	20,140
Computer software and equipment	80,688	74,649
Furniture, fixtures and equipment	15,886	14,150
Construction in progress	457	1,006
Rental equipment	7,288	10,288
	126,851	122,296
Less accumulated depreciation	(95,682)	(88,795)
	$31,169	$33,501

Depreciation expense recorded as selling, general and administrative costs in the accompanying Consolidated Income Statements was $10.0 million, $11.2 million and $10.9 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. Depreciation expense recorded as cost of goods sold in the accompanying Consolidated Income Statements was $1.0 million, $1.1 million and $1.0 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

(6)    Other Assets and Liabilities, Current and Noncurrent

The table below details prepaid expenses and other current assets.

	June 30,
	2025	2024
	(in thousands)
Other receivables	$91,029	$90,412
Prepaid expense	13,485	11,777
Other taxes receivable	8,425	10,610
Other current assets	12,020	12,283
Prepaid expenses and other current assets	$124,959	$125,082

The table below details accrued expenses and other current liabilities.

	June 30,
	2025	2024
	(in thousands)
Deferred warranty revenue	$5,563	$7,058
Accrued compensation	23,079	19,077
Other taxes payable	8,451	6,808
Accrued marketing expense	6,731	6,730
Accrued freight	3,113	3,759
Short-term operating lease liability	3,985	3,398
Other accrued liabilities	20,341	18,786
Accrued expenses and other current liabilities	$71,263	$65,616

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

The table below details other long-term liabilities.

	June 30,
	2025	2024
	(in thousands)
Long-term deferred warranty revenue	$2,764	$3,137
Long-term deferred compensation liability	28,537	27,592
Long-term income taxes payable	—	2,195
Long-term operating lease liability	6,972	6,507
Other long-term liabilities	11,890	9,795
Other long-term liabilities	$50,163	$49,226

(7)    Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Specialty Technology Solutions and Intelisys & Advisory. The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2025, 2024 and 2023, no impairment charges related to goodwill were recorded. The fair value of the Specialty Technology Solutions and Intelisys & Advisory reporting units exceeded its carrying value by 2% and 100%, respectively, as of the annual goodwill impairment testing date.

Changes in the carrying amount of goodwill for the years ended June 30, 2025 and 2024, by reportable segment, are set forth in the table below.

	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Balance at June 30, 2023	$156,486	$60,220	$216,706
Disposals	(8,585)	—	(8,585)
Unrealized loss on foreign currency translation	(1,793)	(27)	(1,820)
Balance at June 30, 2024	$146,108	$60,193	$206,301
Additions	13,447	10,693	24,140
Unrealized gain on foreign currency translation	224	155	379
Balance at June 30, 2025	$159,779	$71,041	$230,820

The following table shows the Company’s identifiable intangible assets as of June 30, 2025 and 2024, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

	June 30, 2025			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$145,528	$92,943	$52,585	$107,875	$79,235	$28,640
Trade names	14,036	11,442	2,594	13,036	10,021	3,015
Supplier partner program	4,085	3,341	744	4,085	2,911	1,174
Encryption key library	19,900	19,694	206	19,900	17,205	2,695
Developed technology	10,512	3,732	6,780	4,612	2,501	2,111
Total intangibles	$194,061	$131,152	$62,909	$149,508	$111,873	$37,635

The weighted-average amortization period for all intangible assets was approximately 9 years for the fiscal year ended June 30, 2025 and approximately 10 years for the fiscal years ended 2024 and 2023. Amortization expense for continuing operations for the years ended June 30, 2025, 2024 and 2023 was $19.2 million, $15.7 million and $16.7 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements. Certain fully amortized intangible assets have been removed during the current fiscal year.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2026	$15,718
2027	9,379
2028	8,022
2029	7,493
2030	4,704
Thereafter	17,593
Total	$62,909

(8)    Short Term Borrowings and Long Term Debt

The following table shows the Company’s short-term and long-term debt as of June 30, 2025 and 2024, respectively.

	June 30,
	2025	2024
	(in thousands)
Current portion of long-term debt	$7,861	$7,857
Mississippi revenue bond, net of current portion	2,663	3,024
Senior secured term loan facility, net of current portion	125,625	133,125
Borrowings under revolving credit facility	—	50
Total debt	$136,149	$144,056

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

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

During the fiscal year ended June 30, 2025, the Company's borrowings under the credit facility were U.S. dollar loans. The spread in effect as of June 30, 2025 was 1.00%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2025 was 0.15%. The effective interest rates for the term loan were 5.43% and 6.44% as of June 30, 2025 and June 30, 2024, respectively. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2025.
The average daily balance outstanding on the revolving credit facility, excluding the term loan facility, was $0.3 million and $71.1 million during the fiscal year ended June 30, 2025 and 2024, respectively. There was $350.0 million and $349.9 million available for additional borrowings as of June 30, 2025 and 2024, respectively. The effective interest rates for the revolving line of credit were 5.46% and 6.44% as of June 30, 2025 and June 30, 2024, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2025 and 2024.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to one-month term SOFR plus 0.10% plus the applicable margin of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2025, the Company was in compliance with all covenants under this bond. The interest rates at June 30, 2025 and 2024 were 5.28% and 6.28%, respectively.

Scheduled maturities of the Company’s short-term borrowings, revolving credit facility and long-term debt at June 30, 2025 are as follows:

	Revolving Credit Facility	Term Loan Facility	Mississippi Bond
	(in thousands)
Fiscal year:
2026	$—	$7,500	$361
2027	—	10,313	366
2028	—	115,312	371
2029	—	—	375
2030	—	—	380
Thereafter	—	—	1,171
Total principal payments	$—	$133,125	$3,024

Debt Issuance Costs

As of June 30, 2025, net debt issuance costs associated with the credit facility and bonds totaled $0.9 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding with notional amounts of $26.2 million and $27.5 million for the exchange of foreign currencies as of June 30, 2025 and 2024, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures are as follows:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

	Fiscal year ended June 30,
	2025	2024	2023
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$1,678	$(1,864)	$3,928
Net foreign currency transactional and re-measurement (gains) losses	(923)	4,062	(1,760)
Net foreign currency losses	$755	$2,198	$2,168

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

These interest rate swap agreements are designated as a cash flow hedge to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for fiscal years ended June 30, 2025, 2024 and 2023.

The components of the cash flow hedge included in accumulated other comprehensive (loss) income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(1,531)	$(3,305)	$(1,553)
Unrealized (loss) gain in fair value of interest swap rates	(487)	1,316	4,554
Net (decrease) increase in accumulated other comprehensive (loss) income	(2,018)	(1,989)	3,001
Income tax effect	(495)	(507)	747
Net increase (decrease) in accumulated other comprehensive (loss) income, net of tax	$(1,523)	$(1,482)	$2,254

The Company has the following derivative instruments for continuing operations located on the Consolidated Balance Sheets as of June 30, 2025, utilized for the risk management purposes detailed above:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

	June 30, 2025
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$15
Interest rate swap agreement	Other current assets	$680	$—

Derivative liabilities:
Foreign currency hedge	Other current liabilities	$290	$—

The Company has the following derivative instruments located on the Consolidated Balance Sheets as of June 30, 2024, utilized for the risk management purposes detailed above:

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, forward foreign currency exchange contracts, foreign currency hedge agreements, interest rate swap agreements and contingent consideration owed to the sellers of Advantix Solutions Group, Inc (“Advantix”) and Secure Path Networks, LLC dba Resourcive (“Resourcive”). The carrying value of debt listed in Note 8 - Short-Term Borrowings and Long Term Debt is considered to approximate fair value, as the Company's debt instruments are indexed to a variable rate using the market approach (Level 2 criteria).

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$31,887	$31,887	$—	$—
Forward foreign currency exchange contracts	15	—	15	—
Interest rate swap agreement	680	—	680	—
Total assets at fair value	$32,582	$31,887	$695	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$31,887	$31,887	$—	$—
Foreign currency hedge	290	—	290	—
Liability for contingent consideration, current and non-current	19,100	—	—	19,100
Total liabilities at fair value	$51,277	$31,887	$290	$19,100

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$31,014	$31,014	$—	$—
Interest rate swap agreement	2,698	—	2,698	—
Foreign currency hedge	345	—	$345	—
Total assets at fair value	$34,057	$31,014	$3,043	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$31,014	$31,014	$—	$—
Forward foreign currency exchange contracts	12	—	12	—
Total liabilities at fair value	$31,026	$31,014	$12	$—

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

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

The following tables represent the Company's contingent consideration liabilities at fair value at June 30, 2025:

	Fiscal Year Ended June 30, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$—	$—	$—
Issuance of contingent consideration	7,500	9,700	17,200
Change in valuation	(840)	2,740	1,900
Fair value at end of period	$6,660	$12,440	$19,100

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
Advantix

Advantix is part of the Specialty Technology Solutions segment. The fair value of the contingent consideration is determined using a static discounted cash flow model. The fair value of the liability for the contingent consideration related to Advantix recognized at June 30, 2025 was $6.7 million, of which $1.3 million is classified as current. The change in fair value for the fiscal year ended June 30, 2025 is primarily due to a reduction in current year results and future forecasts. Earnout payments to the sellers of Advantix are payable based on results from fiscal year 2025 to fiscal year 2028.

Resourcive

Resourcive is part of the Intelisys & Advisory segment. The fair value of the contingent consideration for Resourcive is determined using a Monte Carlo simulation. The fair value of the liability for the contingent consideration related to Resourcive recognized at June 30, 2025 was $12.4 million, all of which is classified as non-current and is due to the sellers of Resourcive during fiscal year 2027. The change in fair value for fiscal year ended June 30, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount.

Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liabilities related to Advantix and Resourcive at June 30, 2025 were as follows.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

Acquisition	Reporting Period	Valuation Technique	Significant Unobservable Inputs	Average Rates
Advantix	June 30, 2025	Discounted cash flow	Adjusted EBITDA risk premium	15.3%
			Adjusted EBITDA growth rate	31.8%

Resourcive	June 30, 2025	Monte Carlo	Adjusted EBITDA risk premium	12.7%
			Simulated commission growth percentage	24.2%

(11)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans (the 2013 Long-Term Incentive Plan and the 2021 Long-Term Incentive Plan). The 2024 Omnibus Incentive Compensation Plan was approved at the annual meeting of the shareholders on December 10, 2024. The 2024 Plan permits the grant of any or all of the following types of awards to grantees: stock options, including non-qualified options and ISOs; SARs; restricted stock ("RSA"); deferred stock and restricted stock units ("RSU"); performance units ("PU") and performance shares; dividend equivalents; and other stock-based awards. Remaining available shares of the 2021 Long-Term Incentive Plan were rolled into the 2024 Plan. Eligible grantees include employees, officers, non-employee consultants and non-employee directors of the Company and its affiliates. Awards are currently only being granted under the 2024 Long-Term Incentive Plan. As of June 30, 2025, there were 2,241,354 shares available for future grant under the 2024 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards align the interests of its employees and directors with those of its shareholders. An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. A PU represents the right to receive shares of common stock in the future contingent on performance against predetermined objectives over a specified performance period.

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

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$—	$550	$1,426
Equity classified restricted stock	11,062	8,987	9,793
Total share-based compensation	$11,062	$9,537	$11,219

Stock Options

The Company did not grant stock options during the fiscal year ended June 30, 2025, June 30, 2024 or June 30, 2023. Stock options granted prior to June 30, 2022 vested annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

The fair value of each option (for purposes of calculation of share-based compensation) was estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses assumptions determined at the date of grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

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

A summary of activity under our stock option plans is presented below:

	Fiscal Year Ended June 30, 2025
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	711,952	$33.38
Granted during the period	—	—
Exercised during the period	(276,289)	34.43
Canceled, forfeited, or expired during the period	—	—
Outstanding, end of year	435,663	32.71	2.87	$3,965,747
Vested at June 30, 2025	435,663	32.71	2.87	$3,965,747
Exercisable, end of year	435,663	$32.71	2.87	$3,965,747

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2025, and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal years ended June 30, 2025, 2024 and 2023 was $3.0 million, $2.1 million and $0.2 million, respectively.

As of June 30, 2025 there were no unvested options, nor did any options vest during the fiscal year ended June 30, 2025. The total fair value of options vested during the fiscal years ended June 30, 2024 and 2023 was $1.5 million and $1.6 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.27 - $26.38	56,724	5.38	24.59	56,724	24.59
$26.38 - $30.49	119,021	5.40	27.14	119,021	27.14
$30.49 - $34.60	53,079	2.44	34.35	53,079	34.35
$34.60 - $38.71	206,839	0.82	37.72	206,839	37.72
	435,663	2.87	$32.71	435,663	$32.71

The Company issues shares to satisfy the exercise of options.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2025, the Company granted 316,433 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs:

	Fiscal Year Ended June 30, 2025
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	196,356	August 30, 2024	$50.94	Annually over 4 years
Certain employees based on performance	80,391	August 30, 2024	$55.78	Annually over 3 years
Certain employees based on hire	14,723	September 1, 2024	$50.94	Annually over 4 years
Certain employees based on performance	2,976	December 1, 2024	$50.41	Annually over 4 years

Non-Employee Directors
Certain Directors	21,987	August 30, 2024	$50.94	12 months

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2025
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	887,310	$31.51
Granted during the period	316,433	51.55
Vested during the period	(281,962)	33.71
Cancelled, forfeited, or expired during the period	(20,526)	34.65
Outstanding, end of year	901,255	$40.52

As of June 30, 2025, there was approximately $19.7 million of unrecognized compensation cost related to unvested performance units and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.04 years. The Company withheld 101,379 shares for income taxes during the fiscal year ended June 30, 2025.

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

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in thousands)
Matching contributions	$3,261	$3,099	$3,270

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

(13)    Income Taxes

As of the fiscal year ended June 30, 2025, the Company maintains the ability to access the earnings of foreign subsidiaries. The Company considered recording a deferred tax liability related to federal, state and withholding tax and determined that no liability should be recorded. There is no certainty as to the timing of the distributions of such earnings to the U.S. in whole or in part.

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in thousands)
Current:
Federal	$12,736	$15,626	$25,034
State	3,805	3,608	6,455
Foreign	3,498	5,578	4,507
Total current	20,039	24,812	35,996
Deferred:
Federal	2,320	(827)	(2,991)
State	(217)	(911)	(541)
Foreign	706	(293)	1,294
Total deferred	2,809	(2,031)	(2,238)
Provision for income taxes	$22,848	$22,781	$33,758

A reconciliation is provided below of the U.S. Federal income tax expense for the fiscal years ended June 30, 2025, June 30, 2024 and June 30, 2023 with the applicable statutory rate of 21%.

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in thousands)
U.S. statutory rate	21.0%	21.0%	21.0%
U.S. Federal income tax at statutory rate	$19,823	$20,967	$25,588
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	2,788	1,939	4,559
Tax credits	(573)	(1,794)	(909)
Valuation allowance	(445)	1,131	1,087
Effect of varying statutory rates in foreign operations, net	1,382	2,109	2,751
Stock compensation	(1,258)	(76)	37
Reduction in prior year transition tax	(2,065)	—	—
Earnings from foreign subsidiaries	778	776	957
Losses on dispositions	—	(2,816)	—
Global intangible low taxed income tax	475	(832)	1,551
Nontaxable income	(136)	(927)	(3,189)
Nondeductible compensation	2,144	1,412	1,240
Notional interest deduction on net equity	(928)	—	(733)
Other	863	892	819
Provision for income taxes	$22,848	$22,781	$33,758

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2025	2024
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$8,055	$7,787
Inventories	2,690	2,927
Nondeductible accrued expenses	7,376	7,538
Net operating loss carryforwards	268	243
Tax credits	9,574	8,771
Deferred compensation	6,984	7,706
Stock compensation	4,186	4,490
Capital loss carryforwards	11,579	12,306
Timing of amortization deduction from intangible assets	7,675	6,680
Timing of depreciation and other deductions from building and equipment	437	—
Total deferred tax assets	58,824	58,448
Valuation allowance	(19,633)	(19,594)
Total deferred tax assets, net of allowance	39,191	38,854
Deferred tax liabilities derived from:
Timing of depreciation and other deductions from building and equipment	—	(724)
Timing of amortization deduction from goodwill	(17,659)	(13,716)
Timing of amortization deduction from intangible assets	(2,763)	(4,512)
Total deferred tax liabilities	(20,422)	(18,952)
Net deferred tax assets	$18,769	$19,902

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in thousands)
Domestic	$78,460	$78,653	$94,994
Foreign	15,936	21,188	26,856
Worldwide pretax earnings	$94,396	$99,841	$121,850

As of June 30, 2025, there were (i) gross net operating loss carryforwards of approximately $0.9 million for U.S. federal income tax purposes; (ii) gross state net operating loss carryforwards of approximately $1.1 million; (iii) state income tax credit carryforwards of approximately $3.8 million that began to expire in the 2024 tax year; (iv) withholding tax credits of approximately $5.5 million; (v) foreign tax credits of $1.1 million, and (vi) gross capital loss carryovers of $46.4 million. The Company maintains a valuation allowance of $0.1 million for U.S. federal net operating losses, $11.6 million for capital loss carryforwards, a less than $0.1 million valuation allowance for state net operating losses, a $5.5 million valuation allowance for withholding tax credits, a $1.1 million valuation allowance for foreign tax credits, and a $1.3 million valuation allowance for state income tax credits, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company recognizes excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements in accordance with ASU 2016-09. The Company recognized net tax benefit of $1.2 million for the fiscal year ended June 30, 2025, net tax expense of less than $0.1 million for the fiscal year ended June 30, 2024 and net tax benefit of less than $0.1 million for the fiscal year ended June 30, 2023.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

As of June 30, 2025, the Company had gross unrecognized tax benefits of $0.7 million, $0.6 million of which, if recognized, would affect the effective tax rate. This reflects a decrease of $0.4 million on a gross basis over the prior fiscal year. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statements. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. The total amount of interest and penalties accrued, but excluded from the table below, were $1.0 million, $1.3 million and $1.2 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2025	2024	2023
	(in thousands)
Beginning Balance	$1,141	$1,172	$1,065
Additions based on tax positions related to the current year	86	89	123
Reduction for tax positions of prior years	(529)	(120)	(16)
Ending Balance	$698	$1,141	$1,172

On August 26, 2024, the U.S. Tax Court issued an opinion in Varian Medical Systems, Inc. v. Commissioner. The opinion related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (the company’s fiscal year 2018). While the company was not a party to the case, the opinion resulted in a change to its tax position, and as such recorded a tax benefit of $2.1 million as a reduction to the provision for income taxes in the June 30, 2025 fiscal year.

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

The Company conducts business internationally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2020.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law. The Act permanently extends key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and introduces changes to the international tax framework. We are currently assessing the impact of the Act on our future effective tax rate, tax liabilities, and cash taxes.

(14)    Leases

In accordance with ASC 842, Leases, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at June 30, 2025 and 2024.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheet related to operating leases at June 30, 2025 and 2024:

Operating leases	Balance Sheet location	June 30, 2025	June 30, 2024
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$10,258	$9,057
Current operating lease liabilities	Accrued expenses and other current liabilities	3,985	3,398
Long-term operating lease liabilities	Other long-term liabilities	6,972	6,507

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the fiscal years ended June 30, 2025, 2024 and 2023. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Fiscal year ended June 30,
	2025	2024	2023
	(in thousands)
Operating lease cost	$4,425	$4,917	$5,224
Variable lease cost	1,523	1,416	1,460
	$5,948	$6,333	$6,684

Supplemental cash flow information related to the Company's operating leases for the fiscal years ended June 30, 2025, 2024 and 2023 are presented in the table below:

	Fiscal year ended June 30,
	2025	2024	2023
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$4,136	$4,747	$5,463
Right-of-use assets obtained in exchange for lease obligations	5,035	840	897

The weighted-average remaining lease term and discount rate at June 30, 2025 and 2024 are presented in the table below:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term	3.03	3.03
Weighted-average discount rate	5.35%	4.84%

The following table presents the maturities of the Company's operating lease liabilities at June 30, 2025:

Operating leases
(in thousands)
2026	$4,574
2027	4,319
2028	1,939
2029	1,119
2030	603
Total future payments	12,554
Less: amounts representing interest	1,597
Present value of lease payments	$10,957

(15)    Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2025, 2024 and 2023 were received from the sale of products purchased from the Company’s ten largest suppliers. The Company has entered into written agreements with substantially all of its major suppliers. While the Company’s agreements with most of its suppliers contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition and results of operations.

Capital Projects

The Company expects total capital expenditures to range from $10.0 million to $15.0 million during fiscal year 2026 primarily for IT and warehouse investments.

Pre-Acquisition Contingencies

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. There were no deposits into the escrow account; however $0.2 million was released from the escrow account during the fiscal year ended June 30, 2025. There were no deposits, or releases from the escrow account during the fiscal year ended June 30, 2024. The amount available after the impact of foreign currency translation, as of June 30, 2025 and 2024, for future pre-acquisition contingency settlements or to be released to the sellers was $3.4 million and $3.2 million, respectively.

The Company has recorded pre-acquisition contingencies and corresponding indemnification receivables related to Network1 of $3.7 million and $3.6 million for the fiscal years ended June 30, 2025 and 2024, respectively. These balances are presented as other non-current liabilities and other non-current assets in the Consolidated Balance Sheets. The amount of reasonably possible

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

undiscounted pre-acquisition contingencies as of June 30, 2025 is estimated to range from $3.7 million to $14.9 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

(16)    Segment Information

The Company is a leading distributor of technology solutions and services to customers in specialty technology markets. The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who evaluates how we allocate resources, assess performance and make strategic and operational decisions. The CODM reviews key financial measures for each reportable segment based on various financial results including net sales, gross profit and operating income. In connection with that assessment, our CODM may exclude matters, such as charges for impairments, restructuring costs, acquisition and divestiture costs, gains and losses from business acquisitions or dispositions and litigation or tax settlements or recoveries. The CODM also reviews certain other measures including total assets and property and equipment by segment and geography. Based on such evaluation, the Company has two reportable segments based on sales model.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment operates in the United States, Canada and Brazil and includes specialty technology solutions distributed through a wholesale/resale sales model. This segment includes hardware, SAAS and subscription services. The specialty technology solutions include the following:

•Mobility and barcode - mobile computing, barcode scanners and imagers, radio frequency identification devices, barcode printing and related services;
•POS - Point of Sale systems, integrated POS software platforms;
•Payment terminals - Self-service kiosks including self-checkout, payment terminals and mobile payment devices;
•Physical security - video surveillance and analytics, video management software and access control;
•    Networking - switching, routing and wireless products and software;
•    Communications - voice, video, communication platform integration and contact center solutions; and
•    Connectivity - managed connectivity and wireless enablement solutions.

Intelisys & Advisory Segment

The Intelisys & Advisory segment operates in the United States and consists of sales and services to both channel sales partners (Intelisys) and end users (Advisory). As a technology services distributor, or TSD, Intelisys distributes connectivity, cloud and next-generation technologies through an agency sales model. Channel sales partners also have access to SaaS and subscription-based services through the company’s proprietary tools, platforms and flexible routes to market. In addition to traditional telecom services, key technology areas include:

•Connectivity & SDN (Software-Defined Networking)
•CX (Unified Communications as a Service and Contact Center as a Service)
•Cloud/Data Center
•Security
•Managed AI
•Wireless & IoT

By offering flexible routes to market and a robust solutions portfolio, this segment helps advisors service a wide range of end users including businesses of all sizes from VSB (“Very Small Business”) to Enterprise size businesses.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

Selected financial information about the Company's segments for the fiscal years ended June 30, 2025, 2024, and 2023 are presented below:

	Specialty Technology Solutions	Intelisys & Advisory	Corporate(a)	Total
Fiscal year ended June 30, 2025:
Net Sales	$2,942,717	$98,093	$—	$3,040,810
Cost of sales	2,631,315	849	—	2,632,164
Gross profit	311,402	97,244	—	408,646
Other operating expenses(b)	245,353	70,030	8,063	323,446
Operating income (loss)	$66,049	$27,214	$(8,063)	$85,200

Other Segment Information
Depreciation and amortization(c)	$19,627	$8,878	$1,690	$30,195
Change in fair value of contingent consideration(d)	$(840)	$2,740	$—	$1,900
Capital expenditures	$(7,776)	$(510)	$—	$(8,286)

Fiscal year ended June 30, 2024:
Net Sales	$3,167,549	$92,260	$—	$3,259,809
Cost of sales	2,860,292	465	—	2,860,757
Gross profit	307,257	91,795	—	399,052
Other operating expenses(b)	240,579	61,200	6,949	308,728
Operating income (loss)	$66,678	$30,595	$(6,949)	$90,324

Other Segment Information
Depreciation and amortization(c)	$17,133	$7,939	$2,937	$28,009
Change in fair value of contingent consideration(d)	$—	$—	$—	$—
Capital expenditures	$(8,414)	$(141)	$—	$(8,555)

Fiscal year ended June 30, 2023:
Net Sales	$3,701,667	$86,054	$—	$3,787,721
Cost of sales	3,338,088	394	—	3,338,482
Gross profit	363,579	85,660	—	449,239
Other operating expenses(b)	250,750	61,143	1,460	313,353
Operating income (loss)	$112,829	$24,517	$(1,460)	$135,886

Other Segment Information
Depreciation and amortization(c)	$17,943	$7,796	$2,875	$28,614
Change in fair value of contingent consideration(d)	$—	$—	$—	$—
Capital expenditures	$(9,827)	$(152)	$—	$(9,979)
(a) For the year ended June 30, 2025, the amounts in Other operating expenses shown above include restructuring expenses, legal settlement expenses, acquisition expenses, as well as cyberattack restoration costs. For the year ended June 30, 2024, the amounts in Other operating expenses shown above include restructuring expenses, acquisition and divestiture expenses as well as cyberattack restoration costs. For the year ended June 30, 2023, the amounts in Other operating expenses shown above include cyberattack restoration costs

(b) Primarily includes payroll and other employee expenses and other selling and general administrative expenses
(c) Depreciation and amortization expense is primarily included within Other operating expenses
(d) Change in fair value of contingent consideration is included within Other operating expenses

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in thousands)
Sales by Geography Category:
United States and Canada	$2,809,447	$2,928,606	$3,443,562
Brazil	240,071	338,637	355,646
Less intercompany sales	(8,708)	(7,434)	(11,487)
	$3,040,810	$3,259,809	$3,787,721

	June 30, 2025	June 30, 2024
	(in thousands)
Assets:
Specialty Technology Solutions	$1,564,119	$1,499,146
Intelisys & Advisory	221,487	279,886
	$1,785,606	$1,779,032
Property and equipment, net by Geography Category:
United States and Canada	$15,047	$21,613
Brazil	16,122	11,888
	$31,169	$33,501

(17)    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2025	2024	2023
	(in thousands)
Currency translation adjustment	$(114,934)	$(117,885)	$(93,136)
Unrealized loss on fair value of interest rate swap, net of tax	510	2,032	3,515
Accumulated other comprehensive loss	$(114,424)	$(115,853)	$(89,621)

The tax effect of amounts in comprehensive loss reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2025	2024	2023
	(in thousands)
Tax (benefit) expense	$(456)	$(484)	$737

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

(18)    Business Acquisitions

On August 8, 2024, ScanSource acquired substantially all of the assets of Resourcive, a leading technology advisor, through its subsidiary ScanSource Agency, Inc. Resourcive delivers strategic IT sourcing solutions to mid-market and enterprise businesses. On August 15, 2024, ScanSource acquired, through its subsidiary Advantix ScanSource, LLC, substantially all of the assets of Advantix, a managed connectivity experience provider specializing in wireless enablement solutions. The combined initial purchase price of these acquisitions, net of cash acquired, was approximately $56.7 million. The Advantix acquisition is included in the Specialty Technology Solutions segment, and the Resourcive acquisition is included in the Intelisys & Advisory segment. Both acquisitions included future earnout payments, and the Company recorded contingent consideration liabilities at the acquisition dates representing the fair value of estimated amounts payable to sellers. See Note 10 - Fair Value of Financial Instruments for the related disclosures regarding the contingent consideration liabilities recognized in connection with these acquisitions.

The purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates. Intangible assets acquired include trade names, customer relationships, and developed technology. See Note 7 - Goodwill and Other Identifiable Intangible Assets for the amounts of goodwill and intangible assets recognized in connection with these acquisitions. All of the goodwill recognized is expected to be deductible for tax purposes. The impact of these acquisitions was not material to the consolidated financial statements. The Company recognized $1.0 million and $0.4 million for the fiscal years ended June 30, 2025 and 2024, respectively, in acquisition-related costs included in selling, general and administrative expenses on the Condensed Consolidated Income Statements.

(19)    Business Sale

On December 19, 2023, the Company completed the sale of its UK-based intY business. Under the stock purchase agreement, the Company received proceeds of $17.6 million in cash for the sale, net of cash transferred. The business sale resulted in a $14.2 million gain on sale after considering the net assets sold. The impact of this sale was not material to the consolidated financial statements. The Company received an additional $2.6 million related to the sale for cash released from escrow in fiscal year 2025.

During the fiscal year ended June 30, 2023, the Company received a payment related to a tax settlement of $1.7 million for its divested businesses in Latin America, outside of Brazil. The gain on disposal group has been recorded in net income from discontinued operations in the Consolidated Income Statements.

(20)    Restructuring

In January 2024 and September 2024, as part of a strategic review of organizational structure and operations, the Company executed cost reduction and restructuring programs to align our cost structure with demand expectations in our business. The actions taken in January 2024 and September 2024 are expected to result in approximately $10.0 million and $10.5 million, in annualized savings in selling, general and administrative expenses, most of which was realized during this fiscal year.

The following table presents the restructuring and employee separation costs incurred for the fiscal years ended June 30, 2025 and 2024:

	Fiscal years ended June 30,
	2025	2024
	(in thousands)
Employee separation and benefit costs	$5,381	$4,358

For the fiscal years ended June 30, 2025 and 2024, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Specialty Technology Solutions or Intelisys & Advisory segments.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2025

Accrued restructuring costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the fiscal year ended June 30, 2025:

Accrued Expenses
(in thousands)
Balance at June 30, 2023	$—
Charged to expense	4,358
Cash payments	(2,729)
Balance at June 30, 2024	$1,629
Charged to expense	5,381
Cash payments	(6,455)
Balance at June 30, 2025	$555

The remaining balance as of June 30, 2025 of $0.6 million is expected to be paid through the third quarter of fiscal year 2026.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2025, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.
The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on internal control over financial reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC, pursuant to General Instructions G(3) to Form 10K, not later than 120 days after the end of our fiscal year ended June 30, 2025, a definitive Proxy Statement relating to the 2025 Annual Meeting pursuant to Regulation 14A promulgated under the Exchange Act (the “Part III Filing”). . Such information will be set forth in such Part III Filing and is incorporated herein by reference.

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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

ITEM 16.    FORM 10-K SUMMARY
None

Exhibit Index

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation and Articles of Amendment		8-K	3.1	1/27/2022
3.2	Amended and Restated Bylaws		10-Q	3.1	5/7/2024
4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994
4.2	Description of Securities		10-K	4.2	8/27/2024
	Executive Compensation Plans and Arrangements
10.1	ScanSource, Inc. 2024 Board of Directors Compensation Program		10-K	10.1	8/27/2024
10.2	ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021		10-Q	10.3	5/10/2021
10.3	Executive Severance Plan		8-K	10.3	6/21/2017
10.4	ScanSource, Inc. Management Incentive Plan		10-K	10.7	8/22/2023
10.5	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur		8-K	10.1	6/21/2017
10.6	Employment Letter, dated November 16, 2020, of Stephen Jones		10-Q	10.1	2/2/2021
10.7	Employment Letter, dated May 6, 2021 of Rachel Hayden		10-K	10.29	8/24/2021
10.8	Employment Letter, dated February 9, 2023 of Shana Smith		10-K/A	10.23	10/24/2023
10.9	Employment Letter, dated June 29, 2022 of Alexandre Conde		10-K	10.11	8/27/2024
10.10	Severance Plan, dated December 13, 2023 for Alexandre Conde		10-K	10.12	8/27/2024
10.11	2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.12	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014
10.13	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014
10.14	Form of Non-Qualified Stock Option Award Certificate under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.3	12/8/2017
10.15	Form of Incentive Stock Option Award Certificate under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.4	12/8/2017
10.16	ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan		10-K	10.3	8/22/2023
10.17	Form of Employee Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.2	1/27/2022
10.18	Form of Restricted Stock Unit Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.4	1/27/2022
10.19	Form of Director Restricted Stock Unit Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.5	1/27/2022

10.20		Form of Employee Restricted Stock Unit Award Certificate (Performance and Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.6	1/27/2022
10.21		Form of Incentive Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.7	1/27/2022
10.22		Form of Non-Qualified Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.8	1/27/2022
10.23		Form of Director Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.9	1/27/2022
		Bank Agreements
10.24		Third Amended and Restated Credit Agreement		8-K	10.1	9/29/2022
10.25		Suspension of Rights Agreement, dated as of April 16, 2024, to the Third Amended and Restated Credit Agreement		10-Q	10.1	5/7/2024
		Other Agreements
10.26	+	Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.26	8/29/2007
10.27	+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.41	8/29/2016
10.28		Fourth Amendment to Industrial Lease Agreement		10-Q	10.1	5/9/2019
10.29	+	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.		10-K	10.38	8/22/2019
10.30	+	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.39	8/22/2019
10.31	+	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/22/2019
10.32	+	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/22/2019
10.33	+	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.42	8/22/2019
10.34		Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.43	8/22/2019
10.35	+	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.44	8/22/2019
10.36		Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.46	8/22/2019
10.37		Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.47	8/22/2019
10.38		Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/10/2021
10.39		Amendment No. 21 to the Nonexclusive Value Added Distributor Agreement		10-K	10.59	8/22/2023
10.40		Amendment No. 22 to the Nonexclusive Value Added Distributor Agreement	X
10.41		Amendment No. 23 to the Nonexclusive Value Added Distributor Agreement	X
10.42	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019
10.43	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019
10.44	+	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019
10.45	+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.)		10-K	10.58	8/24/2021
10.46	+	Amendment to PartnerEmpower Distribution Agreement with Zebra		10-K	10.59	8/24/2021
10.47		Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016

10.48	+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.61	8/24/2021
10.49	+	Addendum to Zebra PartnerConnect Distributor Agreement		10-Q	10.2	5/9/2019
10.50		Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020
10.51		Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.64	8/24/2021
10.52	+	Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.54	8/27/2024
10.53	+	Zebra Partner Connect Program Agreement	X
19.1		Insider Trading Policy	X
21.1		Subsidiaries of the Company	X
23.1		Consent of Grant Thornton LLP	X
31.1		Certification of the Chief Executive Officer	X
31.2		Certification of the Chief Financial Officer	X
32.1		Certification of the Chief Executive Officer	X
32.2		Certification of the Chief Financial Officer	X
97.1		Compensation Recovery Plan		10-Q	99.1	11/9/2023
101
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2025 and June 30, 2024, (ii) the Consolidated Income Statements for the years ended June 30, 2025, June 30, 2024 and June 30, 2023, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2025, June 30, 2024 and June 30, 2023, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2025, June 30, 2024 and June 30, 2023, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
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

SCANSOURCE, INC.

Date:	August 21, 2025	By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BAUR	Chairman and Chief Executive Officer	August 21, 2025
Michael L. Baur	(Principal Executive Officer)

/s/ STEVE JONES	Senior Executive Vice President and Chief Financial Officer	August 21, 2025
Steve Jones	(Principal Financial Officer)

/s/ BRANDY FORD	Senior Vice President and Chief Accounting Officer	August 21, 2025
Brandy Ford	(Principal Accounting Officer)

/s/ PETER C. BROWNING	Lead Independent Director	August 21, 2025
Peter C. Browning

/s/ FRANK E. EMORY, JR.	Director	August 21, 2025
Frank E. Emory, Jr.

/s/ CHARLES A. MATHIS	Director	August 21, 2025
Charles A. Mathis

/s/ VERNON J. NAGEL	Director	August 21, 2025
Vernon Nagel

/s/ DOROTHY F. RAMONEDA	Director	August 21, 2025
Dorothy F. Ramoneda

/s/ JEFFREY R. RODEK	Director	August 21, 2025
Jeffrey R. Rodek

/s/ ELIZABETH O. TEMPLE	Director	August 21, 2025
Elizabeth O. Temple