Form 10-Q
period 2025-09-30
SCANSOURCE, INC.
filed 2025-11-06
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2025
Common Stock, no par value per share	21,942,503 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2025

FORWARD-LOOKING STATEMENTS

Forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," "will," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on forward-looking statements as actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, tariffs and changes in trade policy, the failure to manage and implement the Company's growth strategy, the Company's ability to realize the synergies or other benefits from acquisitions, credit risks involving the Company's larger channel sales partners and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, including new or increased tariffs, risk to the Company's business from a cyber attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major channel sales partners, relationships with the Company's key suppliers and channel sales partners or a termination or a significant modification of the terms under which it operates with such suppliers and channel sales partners, changes in the Company's operating strategy and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2025.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$124,924	$126,157
Accounts receivable, less allowance of $29,226 at September 30, 2025 and $27,821 at June 30, 2025	557,071	635,521
Inventories	505,339	483,815
Prepaid expenses and other current assets	120,001	124,959
Total current assets	1,307,335	1,370,452
Property and equipment, net	32,221	31,169
Goodwill	231,132	230,820
Identifiable intangible assets, net	58,510	62,909
Deferred income taxes	16,715	18,769
Other non-current assets	71,063	71,487
Total assets	$1,716,976	$1,785,606
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$529,578	$598,595
Accrued expenses and other current liabilities	63,373	71,263
Current portion of contingent consideration	1,784	1,318
Income taxes payable	3,557	3,927
Current portion of long-term debt	7,866	7,861
Total current liabilities	606,158	682,964
Long-term debt, net of current portion	126,047	128,288
Long-term portion of contingent consideration	16,255	17,782
Other long-term liabilities	54,484	50,163
Total liabilities	802,944	879,197
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 22,067,128 and 22,217,421 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	—	—
Retained earnings	1,024,720	1,020,833
Accumulated other comprehensive loss	(110,688)	(114,424)
Total shareholders’ equity	914,032	906,409
Total liabilities and shareholders’ equity	$1,716,976	$1,785,606

June 30, 2025 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2025	2024
Net sales	$739,650	$775,580
Cost of goods sold	632,177	673,961
Gross profit	107,473	101,619
Selling, general and administrative expenses	75,275	71,706
Depreciation expense	1,577	2,857
Intangible amortization expense	4,404	4,358
Restructuring expense	—	5,068
Change in fair value of contingent consideration	314	—
Operating income	25,903	17,630
Interest expense	1,914	2,109
Interest income	(3,180)	(2,659)
Other (income) expense, net	173	(4,782)
Income before income taxes	26,996	22,962
Provision for income taxes	7,118	5,988
Net income	$19,878	$16,974

Per share data:
Net income per common share, basic	$0.90	$0.70
Weighted-average shares outstanding, basic	22,018	24,147

Net income per common share, diluted	$0.89	$0.69
Weighted-average shares outstanding, diluted	22,405	24,646

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2025	2024
Net income	$19,878	$16,974
Unrealized loss on hedged transaction, net of tax	(230)	(1,050)
Foreign currency translation adjustment	3,966	4,109
Comprehensive income	$23,614	$20,033

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2025	22,217,421	$—	$1,020,833	$(114,424)	$906,409
Net income	—	—	19,878	—	19,878
Unrealized loss on hedged transaction, net of tax	—	—	—	(230)	(230)
Foreign currency translation adjustment	—	—	—	3,966	3,966
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	339,444	2,218	—	—	2,218
Common stock repurchased, including excise tax	(489,737)	(5,094)	(15,991)	—	(21,085)
Share-based compensation	—	2,876	—	—	2,876
Balance at September 30, 2025	22,067,128	$—	$1,024,720	$(110,688)	$914,032

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$19,878	$16,974
Net income from continuing operations	19,878	16,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,200	7,471
Amortization of debt issue costs	96	96
Provision for doubtful accounts	1,928	1,678
Share-based compensation	2,876	2,471
Deferred income taxes	2,079	2,433
Change in fair value of contingent consideration	314	—
Finance lease interest	15	25
Changes in operating assets and liabilities:
Accounts receivable	79,010	20,606
Inventories	(20,574)	9,524
Prepaid expenses and other assets	5,262	(1,952)
Other non-current assets	552	3,285
Accounts payable	(70,297)	(17,002)
Accrued expenses and other liabilities	(3,758)	744
Income taxes payable	(370)	(1,523)
Net cash provided by operating activities	23,211	44,830
Cash flows from investing activities:
Capital expenditures	(2,395)	(2,375)
Cash paid for business acquisitions, net of cash acquired	—	(56,849)
Net cash used in investing activities	(2,395)	(59,224)
Cash flows from financing activities:
Borrowings on revolving credit	49,210	8,381
Repayments on revolving credit	(49,210)	(8,430)
Repayments on long-term debt	(2,236)	(357)
Repayments on finance lease obligation	(271)	(275)
Contingent consideration payments	(1,375)	—
Exercise of stock options	4,834	6,971
Taxes paid on settlement of equity awards	(2,617)	(4,794)
Common stock repurchased, including excise tax	(21,285)	(28,126)
Net cash used in financing activities	(22,950)	(26,630)
Effect of exchange rate changes on cash and cash equivalents	901	608
Decrease in cash and cash equivalents	(1,233)	(40,416)
Cash and cash equivalents at beginning of period	126,157	185,460
Cash and cash equivalents at end of period	$124,924	$145,044

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading technology distributor connecting devices to the cloud and accelerating growth for channel sales partners across hardware, software as a service ("SaaS"), connectivity and cloud services. ScanSource uses multiple sales models to offer technology distribution solutions from leading suppliers of specialty technologies and connectivity and cloud services. The Company operates primarily in the United States and Brazil. The Company's two operating segments, Specialty Technology Solutions and Intelisys & Advisory, represent the different sales models the Company uses in executing its technology distribution growth strategy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at September 30, 2025 and June 30, 2025, the results of operations for the quarters ended September 30, 2025 and 2024, the condensed consolidated statements of comprehensive income for the quarters ended September 30, 2025 and 2024, the condensed consolidated statements of shareholders' equity for the quarters ended September 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the three months ended September 30, 2025 and 2024. The results of operations for the quarters ended September 30, 2025 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2025 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts were approximately $0.1 million and are included in accounts payable on the condensed consolidated balance sheets at September 30, 2025 and June 30, 2025.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $1.6 million and $2.9 million for the quarters ended September 30, 2025 and September 30, 2024, respectively. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.2 million and $0.3 million for the quarters ended September 30, 2025 and September 30, 2024, respectively. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.4 million for the quarters ended September 30, 2025 and September 30, 2024.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public entities to disclose specified information about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. This ASU is applicable to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2027, and subsequent interim periods, with early application permitted. The Company is currently evaluating the impact of the application of this ASU on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This standard is intended to improve the operability and application of guidance related to capitalized software development costs. The ASU is effective for annual reporting periods beginning after December 15, 2027, and subsequent interim periods, with early application permitted. The Company is currently evaluating the impact of the application of this ASU on its consolidated financial statements and disclosures.

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

The changes in the allowance for doubtful accounts for the three months ended September 30, 2025 are set forth in the table below.

	June 30, 2025	Amounts Charged to Expense	Write-offs	Other (1)	September 30, 2025
	(in thousands)
Trade accounts and current notes receivable allowance	$27,821	$1,928	$(743)	$220	$29,226
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the three months ended September 30, 2025.

(3) Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of mobility and barcode, POS, payment terminals, physical security, networking communications, connectivity and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs.

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

Contract Balances

The Company records contract assets for services performed in advance of payments being received from channel sales partners. The Company records contract liabilities for payments received from channel sales partners in advance of services performed. These assets and liabilities are the result of the sales of the Company's self-branded warranty programs and other transactions where control has not yet passed to the customer. These amounts are immaterial to the consolidated financial statements for the periods presented.

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended September 30, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$701,631	$1,353	$702,984
Recurring revenue(a)	13,816	22,850	36,666
	$715,447	$24,203	$739,650

	Quarter ended September 30, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$740,644	$974	$741,618
Recurring revenue(a)	11,655	22,307	33,962
	$752,299	$23,281	$775,580

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

	Quarter ended
	September 30,
	2025	2024
	(in thousands, except per share data)
Numerator:
Net income	$19,878	$16,974
Denominator:
Weighted-average shares, basic	22,018	24,147
Dilutive effect of share-based payments	387	499
Weighted-average shares, diluted	22,405	24,646

Net income per common share, basic	$0.90	$0.70
Net income per common share, diluted	$0.89	$0.69

For the quarters ended September 30, 2025 and 2024, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 295,562 and 109,450, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	September 30, 2025	June 30, 2025
	(in thousands)
Foreign currency translation adjustment	$(110,968)	$(114,934)
Unrealized gain on hedged transaction, net of tax	280	510
Accumulated other comprehensive loss	$(110,688)	$(114,424)

The tax effect of amounts in comprehensive loss reflect a tax benefit as follows:

	Quarter ended September 30,
	2025	2024
	(in thousands)
Tax benefit	$(45)	$(363)

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2025, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Balance at June 30, 2025	$159,779	$71,041	$230,820
Foreign currency translation adjustment	317	(5)	312
Balance at September 30, 2025	$160,096	$71,036	$231,132

The following table shows changes in the amount recognized for net identifiable intangible assets for the three months ended September 30, 2025.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2025	$62,909
Amortization expense	(4,404)
Foreign currency translation adjustment	5
Balance at September 30, 2025	$58,510

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at September 30, 2025 and June 30, 2025.

	September 30, 2025	June 30, 2025
	(in thousands)
Current portion of long-term debt	$7,866	$7,861
Mississippi revenue bond, net of current portion	2,297	2,663
Senior secured term loan facility, net of current portion	123,750	125,625
Borrowings under revolving credit facility	—	—
Total debt	$133,913	$136,149

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

During the quarter ended September 30, 2025, all of the Company's borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of September 30, 2025 was 1.00%, plus a 0.10% credit spread adjustment for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at September 30, 2025 was 0.15%. The effective interest rates for the term loan were 5.26% and 5.43% as of September 30, 2025 and June 30, 2025, respectively. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the Amended Credit Agreement at September 30, 2025.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three month periods ended September 30, 2025 and 2024 was $1.1 million and $0.1 million, respectively. There was $350.0 million available for additional borrowings as of both September 30, 2025 and June 30, 2025. The effective interest rates for the revolving line of credit were 5.28% and 5.46% as of September 30, 2025 and June 30, 2025, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2025 or June 30, 2025.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At September 30, 2025, the Company was in compliance with all covenants under this bond. The interest rates at September 30, 2025 and June 30, 2025 were 5.27% and 5.28%, respectively.

Debt Issuance Costs

At September 30, 2025, net debt issuance costs associated with the credit facility and bond totaled $0.8 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $22.6 million and $26.2 million for the exchange of foreign currencies at September 30, 2025 and June 30, 2025, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters ended September 30, 2025 and 2024 are as follows:

	Quarter ended
	September 30,
	2025	2024
	(in thousands)
Net foreign exchange derivative contract losses	$655	$941
Net foreign currency transactional and re-measurement gains	(307)	(607)
Net foreign currency exchange losses	$348	$334

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

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended September 30, 2025 and 2024.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters ended September 30, 2025 and 2024, are as follows:

	Quarter ended
	September 30,
	2025	2024
	(in thousands)
Net interest income recognized as a result of interest rate swap	$(322)	$(508)
Unrealized gain (loss) in fair value of interest rate swap	15	(885)
Net decrease in accumulated other comprehensive income	(307)	(1,393)
Income tax effect	(77)	(343)
Net decrease in accumulated other comprehensive income, net of tax	$(230)	$(1,050)

The Company used the following derivative instruments at September 30, 2025 and June 30, 2025, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2025		June 30, 2025
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$—	$—	$15
Interest rate swap agreement	Other non-current assets	$373	$—	$680	$—
Derivative liabilities:
Forward foreign currency exchange contracts	Accrued expenses and other current liabilities	$—	$6	$—	$—
Foreign currency hedge	Accrued expenses and other current liabilities	$89	$—	$290	$—

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at September 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$35,388	$35,388	$—	$—
Interest rate swap agreement	373	—	373	—
Total assets at fair value	$35,761	$35,388	$373	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$35,388	$35,388	$—	$—
Forward foreign currency exchange contracts	6	—	6	—
Foreign currency hedge	89	—	89	—
Liability for contingent consideration, current and non-current	18,039	—	—	18,039
Total liabilities at fair value	$53,522	$35,388	$95	$18,039

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$31,887	$31,887	$—	$—
Forward foreign currency exchange contracts	15	—	15	—
Interest rate swap agreement	680	—	680	—
Total assets at fair value	$32,582	$31,887	$695	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$31,887	$31,887	$—	$—
Foreign currency hedge	290	—	290	—
Liability for contingent consideration, current and non-current	19,100	—	—	19,100
Total liabilities at fair value	$51,277	$31,887	$290	$19,100

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

The following tables summarizes the fair value of the Company's contingent consideration liabilities at September 30, 2025 and September 30, 2024:

	Contingent consideration for the quarter ended
	September 30, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$6,660	$12,440	$19,100
Payments	(1,375)	—	(1,375)
Change in fair value of contingent consideration	145	169	314
Fair value at end of period	$5,430	$12,609	$18,039

	Contingent consideration for the quarter ended
	September 30, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$—	$—	$—
Issuance of contingent consideration	7,500	9,700	17,200
Fair value at end of period	$7,500	$9,700	$17,200

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
Advantix

Advantix is part of the Specialty Technology Solutions segment. The fair value of the contingent consideration is determined using a static discounted cash flow model. The fair value of the liability for the contingent consideration related to Advantix recognized at September 30, 2025 was $5.4 million, of which $1.8 million is classified as current. The change in fair value for the quarter ended September 30, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount. The first earnout payment totaling $1.4 million was paid to the sellers of Advantix during the quarter ended September 30, 2025. Future earnout payments to the sellers of Advantix are payable based on results through fiscal year 2028.
Resourcive

Resourcive is part of the Intelisys & Advisory segment. The fair value of the contingent consideration for Resourcive is determined using a Monte Carlo simulation. The fair value of the liability for the contingent consideration related to Resourcive recognized at September 30, 2025 was $12.6 million, all of which is classified as non-current and is due to the sellers of Resourcive during fiscal year 2027. The change in fair value for the quarter ended September 30, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount.

Valuation techniques and significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liabilities related to Advantix and Resourcive at September 30, 2025 were as follows.

Acquisition	Reporting Period	Valuation Technique	Significant Unobservable Inputs	Weighted Average Rates
Advantix	September 30, 2025	Discounted cash flow	Adjusted EBITDA risk premium	15.3%
			Adjusted EBITDA growth rate	22.0%

Resourcive	September 30, 2025	Monte Carlo	Adjusted EBITDA risk premium	12.7%
			Simulated commission growth percentage	24.2%

(10) Segment Information

The Company is a leading provider of technology solutions and services to channel sales partners in specialty technology markets. The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who evaluates how we allocate resources, assess performance and make strategic and operational decisions. The CODM reviews key financial measures for each reportable segment based on various financial results including net sales, gross profit and operating income. These measures are assessed in the annual budget process as well as on an actual-to-budget comparison and an actual-to-forecast comparison when making decisions about the allocation of resources to each segment. In addition to financial results such as net sales, gross profit, and operating income, the CODM also considers a range of operational and financial metrics, including EBITDA, return on invested capital, customer metrics and other strategic indicators. These tools support a comprehensive view of performance and inform strategic decisions across our reportable segments.

Corporate primarily includes corporate service costs that are not included in the CODM's assessment of the performance of each of the identified reportable segments. In connection with that assessment, our CODM may exclude matters, such as charges for impairments, significant, higher-cost restructuring programs, costs associated with separation activities, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions and certain litigation settlements. The CODM also reviews certain other measures including total assets and property and equipment by segment and geography.

Based on such evaluations, the Company has two reportable segments based on sales model.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment operates primarily in the United States and Brazil and includes specialty technology solutions distributed through a wholesale/resale sales model. This segment includes hardware, SaaS and subscription services. The specialty technology solutions include the following:

•    Mobility and barcode - mobile computing, barcode scanners and imagers, RFID (radio frequency identification devices), barcode printing and related services;
•    POS - Point of Sale systems, integrated POS software platforms;
•    Payment terminals - Self-service kiosks including self-checkout, payment terminals and mobile payment devices;
•    Physical security - video surveillance and analytics, video management software and access control;
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

Intelisys & Advisory Segment

The Intelisys & Advisory segment operates in the United States and consists of sales and services to both channel sales partners (Intelisys) and end users (Advisory). As a technology services distributor, or TSD, Intelisys distributes connectivity, cloud and next-generation technologies through an agency sales model. Channel sales partners also have access to SaaS and subscription-based services through the company’s proprietary tools, platforms and flexible routes to market. In addition to traditional telecom services, key technology areas include:

•    Connectivity & SDN (Software-Defined Networking)
•    CX (Unified Communications as a Service and Contact Center as a Service)
•    Cloud/Data Center
•    Security
•    Managed AI
•    Wireless & IoT

By offering flexible routes to market and a robust solutions portfolio, this segment helps advisors service a wide range of end users including businesses of all sizes from VSB (“Very Small Business”) to Enterprise size businesses.

Selected financial information about the Company's segments for the quarters ended September 30, 2025 and 2024 are presented below:

	Specialty Technology Solutions	Intelisys & Advisory	Corporate(a)	Total
Quarter ended September 30, 2025:
Net Sales	$715,447	$24,203	$—	$739,650
Cost of sales	631,544	633	—	632,177
Gross profit	83,903	23,570	—	107,473
Other operating expenses(b)	63,528	17,752	290	81,570
Operating income (loss)	$20,375	$5,818	$(290)	$25,903

Other Segment Items
Depreciation and amortization(c)	$3,970	$2,230	$—	$6,200
Change in fair value of contingent consideration(d)	$145	$169	$—	$314
Capital expenditures	$(2,174)	$(221)	$—	$(2,395)

Quarter ended September 30, 2024:
Net Sales	$752,299	$23,281	$—	$775,580
Cost of sales	673,842	119	—	673,961
Gross profit	78,457	23,162	—	101,619
Other operating expenses(b)	61,719	16,749	5,521	83,989
Operating income (loss)	$16,738	$6,413	$(5,521)	$17,630

Other Segment Items
Depreciation and amortization(c)	$4,626	$2,125	$720	$7,471
Capital expenditures	$(2,228)	$(147)	$—	$(2,375)
(a) For the quarter ended September 30, 2025, the amount in Other operating expenses unallocated to the segments include restructuring expense, acquisition and divestiture, cyberattack restoration costs, as well as legal settlement. For the quarter ended September 30, 2024, the amount in Other operating expenses unallocated to the segments includes acquisition and divestiture costs, as well as cyberattack restoration costs.

(b) Primarily includes payroll and other employee expenses and other selling and general administrative expenses
(c) Depreciation and amortization expense is primarily included within Other operating expenses
(d)Change in fair value of contingent consideration is included within Other operating expenses

	Quarter ended
	September 30,
	2025	2024
	(in thousands)
Sales by Geography Category:
United States	$683,094	$715,989
Brazil	57,433	63,561
Less intercompany sales	(877)	(3,970)
Net sales (a)	$739,650	$775,580

(a) Countries outside of the United States and Brazil represent less than 5.0% of net sales for the quarters ended September 30, 2025 and 2024.

	September 30, 2025	June 30, 2025
	(in thousands)
Assets:
Specialty Technology Solutions	$1,494,057	$1,564,119
Intelisys & Advisory	222,919	221,487
	$1,716,976	$1,785,606
Property and equipment, net by Geography Category:
United States	$14,685	$15,047
Brazil	17,536	16,122
	$32,221	$31,169

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at September 30, 2025 and the consolidated financial statements at June 30, 2025.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at September 30, 2025 and June 30, 2025:

		September 30, 2025	June 30, 2025
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$10,433	$10,258
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,066	$3,985
Long-term operating lease liabilities	Other long-term liabilities	$7,139	$6,972

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters ended September 30, 2025 and 2024. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended September 30,
	2025	2024
	(in thousands)
Operating lease cost	$1,230	$1,121
Variable lease cost	360	332
	$1,590	$1,453

Supplemental cash flow information related to the Company's operating leases for the three months ended September 30, 2025 and 2024 are presented in the table below:

	Quarter ended September 30,
	2025	2024
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$1,136	$1,132
Right-of-use assets obtained in exchange for lease obligations	1,385	2,461

The weighted-average remaining lease term and discount rate at September 30, 2025 are presented in the table below:

September 30, 2025
Weighted-average remaining lease term	3.11 years
Weighted-average discount rate	6.40%

The following table presents the maturities of the Company's operating lease liabilities at September 30, 2025:

Operating leases
(in thousands)
2026	$3,613
2027	4,580
2028	2,392
2029	1,570
2030	999
Total future payments	13,154
Less: amounts representing interest	1,949
Present value of lease payments	$11,205
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. There were no deposits or releases from the escrow account during the quarter ended September 30, 2025. During the fiscal year ended June 30, 2025, there were no deposits into the escrow account; however $0.2 million was released from the escrow account. The amount available after the impact of foreign currency translation, as of September 30, 2025 and June 30, 2025, for future pre-acquisition contingency settlements or to be released to the sellers was $3.6 million and $3.4 million, respectively.

The Company has recorded pre-acquisition contingencies and corresponding indemnification receivables related to Network1 of $3.8 million and $3.7 million at September 30, 2025 and June 30, 2025, respectively. These balances are presented as other non-current liabilities and other non-current assets in the Consolidated Balance Sheets. The amount of reasonably possible undiscounted pre-acquisition contingencies as of September 30, 2025 is estimated to range from $3.8 million to $15.3 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

(13) Income Taxes

Income taxes for the quarters ended September 30, 2025 and 2024 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items recorded during the quarter ended September 30, 2025. A discrete net tax benefit of $0.8 million related to stock compensation was recorded during the quarter ended September 30, 2024.

The Company’s effective tax rate of 26.4% for the quarter ended September 30, 2025, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses and state income taxes. The Company's effective tax rate was 26.1% for the quarter ended September 30, 2024.

As of September 30, 2025, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the quarter ended September 30, 2025, foreign subsidiaries did not repatriate cash to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $0.7 million of total gross unrecognized tax benefits at September 30, 2025 and June 30, 2025, respectively. Of this total at September 30, 2025, approximately $0.6 million represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At September 30, 2025 and June 30, 2025, the Company had approximately $1.0 million accrued for interest and penalties.

The Company conducts business internationally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for the years before June 30, 2020.

(14) Restructurings

In January 2024 and September 2024, as part of a strategic review of organizational structure and operations, the Company executed cost reduction and restructuring programs to align our cost structure with demand expectations in our business.

Accrued restructuring costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the three months ended September 30, 2025:

Accrued Expenses
(in thousands)
Balance at June 30, 2025	$555
Cash payments	(404)
Balance at September 30, 2025	$151

The remaining balance as of September 30, 2025 of $0.2 million is expected to be paid through the third quarter of fiscal year 2026.

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

The Company continues to evaluate acquisitions on an on-going basis and has recognized $0.3 million and $0.4 million in acquisition-related costs for the quarters ended September 30, 2025 and September 30, 2024, respectively. Acquisition-related costs are included in selling, general and administrative expenses on the Condensed Consolidated Income Statements.

(16) Subsequent Events

On October 20, 2025, ScanSource completed the acquisition of DataXoom, a leading connectivity provider dedicated to supporting purpose-built mobile deployments across our current supplier line card and beyond. DataXoom complements our Advantix investment and adds 17 employees through the acquisition. This acquisition will be included in the Specialty Technology Solutions segment in future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading technology distributor connecting devices to the cloud and accelerating growth for channel sales partners across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from approximately 500 leading suppliers of mobility and barcode, POS, payment terminals, physical security, networking, communications, connectivity and cloud services to our approximately 25,000 channel sales partners located primarily in the United States and Brazil.

We operate our business under a management structure that enhances our technology distribution growth strategy. Our segments operate primarily in the United States and Brazil:

•Specialty Technology Solutions
•Intelisys & Advisory

We sell hardware, SaaS, connectivity and cloud solutions and services to channel sales partners that are designed to solve end users’ challenges. We operate distribution facilities that primarily support our United States business in Mississippi, California and Kentucky. Brazil distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms.

Recent Developments

Impact of the Macroeconomic Environment, Including Growth Outlook, Inflation and Tariffs

The macroeconomic environment, including the economic impacts of growth outlook, inflation, tariffs and shifting relations between the U.S. and other countries, continues to create significant uncertainty and may adversely affect our financial condition and results of operations. In 2025, the U.S. announced a variety of additional tariffs on goods from multiple nations and trading blocks and has been targeted with reciprocal tariffs and other retaliatory actions in response. Negotiations and the state of international trade policy and relations continue to evolve. We are mindful of the potential impact these conditions could have on our channel sales partners, suppliers and end-user demand and we are actively monitoring changes to the global macroeconomic environment and assessing the potential impacts these challenges may have on our financial condition, results of operations and liquidity. We expect to pass any price increases from our suppliers resulting from tariffs to our channel sales partners. We are also mitigating risks through strategic planning and maintaining financial flexibility, but we cannot predict the outcome of our mitigation strategies or the ultimate impact of tariffs and the global macroeconomic environment on our financial condition or results of operations.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act permanently extends key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and introduces changes to the international tax framework. We are currently assessing the impact of the Act on our future effective tax rate, tax liabilities, and cash taxes.

Our Strategy

Our strategy is to drive sustainable, profitable growth by providing complex, converging technology solutions through a growing ecosystem of channel sales partners leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our channel sales partners, suppliers and employees, and we strive for operational excellence. Our differentiated technology distribution strategy utilizes multiple sales models to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to channel sales partners that solve end users’ challenges. ScanSource enables channel sales partners to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our channel sales partners access to additional services. As a trusted adviser to our channel sales partners, we provide converged solutions through our strong understanding of end-user needs.

Results of Operations

Net Sales

We have two reportable segments, which are based on sales channels. The following tables summarize our net sales results by operating segment and by geographic location for the quarters ended September 30, 2025 and 2024:

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Segment:	2025	2024	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$715,447	$752,299	$(36,852)	(4.9)%	(5.6)%
Intelisys & Advisory	24,203	23,281	922	4.0%	0.7%
Total net sales	$739,650	$775,580	$(35,930)	(4.6)%	(5.4)%

(a) A reconciliation of non-GAAP net sales in constant currency, excluding divestitures and acquisitions, is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to channel partners primarily in the United States and Brazil. For the quarter ended September 30, 2025, net sales decreased $36.9 million, or 4.9%, compared to the prior-year period. Excluding the impact from foreign exchange rate fluctuations and the impact of acquisitions, adjusted net sales decreased $41.6 million, or 5.6%, compared to the prior-year period. For the quarter ended September 30, 2025, net sales decreased primarily due to lower large deals.
Intelisys & Advisory

The Intelisys & Advisory segment consists of sales and services to both channel partners (Intelisys) and end users (Advisory) in the United States. For the quarter ended September 30, 2025, net sales increased $0.9 million, or 4.0%, compared to the prior-year period. The increase in net sales reflects the addition of an acquisition. Excluding the impact from foreign exchange rate fluctuations and the impact of acquisitions, adjusted net sales increased $0.2 million, or 0.7% for the quarter ended September 30, 2025. The increase in net sales for the quarter ended September 30, 2025 reflects Intelisys net sales growth. Quarterly net billings for Intelisys increased 1.7% over the prior-year quarter to bring annualized net billings to approximately $2.78 billion.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Divestitures and Acquisitions (a)
Net Sales by Geography:	2025	2024	$ Change	% Change
	(in thousands)
United States	$682,217	$712,019	$(29,802)	(4.2)%	(4.8)%
Brazil	57,433	63,561	(6,128)	(9.6)%	(11.4)%
Total net sales (b)	$739,650	$775,580	$(35,930)	(4.6)%	(5.4)%

(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.
(b) Countries outside of the United States and Brazil represent less than 5.0% of net sales for the quarters ended September 30, 2025 and 2024.

Gross Profit

The following table summarizes our gross profit for the quarters ended September 30, 2025 and 2024:

	Quarter ended September 30,				% of Net Sales September 30,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$83,903	$78,457	$5,446	6.9%	11.7%	10.4%
Intelisys & Advisory	23,570	23,162	408	1.8%	97.4%	99.5%
Gross profit	$107,473	$101,619	$5,854	5.8%	14.5%	13.1%

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

Specialty Technology Solutions

For the quarter ended September 30, 2025, gross profit dollars for the Specialty Technology Solutions segment increased $5.4 million, or 6.9%, compared to the prior-year quarter. Favorable supplier program recognition and sales mix positively impacted gross profit by $9.2 million. Lower sales volume, after considering cost of goods sold, reduced gross profit by $3.8 million for the quarter. Gross profit margin increased 130 basis points over the prior-year quarter to 11.7%.

Intelisys & Advisory

For the quarter ended September 30, 2025, gross profit dollars for the Intelisys & Advisory segment increased $0.4 million, or 1.8%, compared to the prior-year quarter. Higher sales volume, largely due to the impact of our Resourcive acquisition, increased gross profit for the quarter. Gross profit margin decreased 211 basis points compared to the prior-year quarter to 97.4%, reflecting the addition of professional services to the sales mix.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2025 and 2024:

	Quarter ended September 30,				% of Net Sales September 30,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Selling, general and administrative expenses	$75,275	$71,706	$3,569	5.0%	10.2%	9.2%
Depreciation expense	1,577	2,857	(1,280)	(44.8)%	0.2%	0.4%
Intangible amortization expense	4,404	4,358	46	1.1%	0.6%	0.6%
Restructuring and other charges	—	5,068	(5,068)	(100.0)%	0.0%	0.7%
Change in fair value of contingent consideration	314	—	314	*nm	0.0%	0.0%
Operating expenses	$81,570	$83,989	$(2,419)	(2.9)%	11.0%	10.8%

Selling, general and administrative expenses (“SG&A”) increased by $3.6 million, or 5.0%, for the quarter ended September 30, 2025, compared to the prior-year period. The increase for the quarter is primarily attributable to increased costs for employee-related expenses and costs related to acquisitions.

The decrease in depreciation expense of $1.3 million during the quarter ended September 30, 2025, is largely due to certain ERP software assets being fully depreciated in the previous fiscal year.

Restructuring and other charges of $5.1 million were incurred in the quarter ended September 30, 2024. Restructuring and other charges relate to employee separation and benefit costs in connection with our expense reduction and restructuring plans implemented during the current and prior fiscal year.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded a fair value adjustment expense of $0.3 million in the quarter ended September 30, 2025. The expense from changes in fair value of contingent consideration for the quarter is largely due to the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2025 and 2024:

	Quarter ended September 30,				% of Net Sales September 30,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$20,375	$16,738	$3,637	21.7%	2.8%	2.2%
Intelisys & Advisory	5,818	6,413	(595)	(9.3)%	24.0%	27.5%
Corporate	(290)	(5,521)	5,231	nm*	nm*	nm*
Operating income	$25,903	$17,630	$8,273	46.9%	3.5%	2.3%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $3.6 million, or 21.7%, for the quarter ended September 30, 2025, compared to the prior-year periods. Operating margin was 2.8% and 2.2% for the quarters ended September 30, 2025 and September 30, 2024, respectively. The increase in operating income for the quarter is primarily due to higher gross profits for the quarter.

Intelisys & Advisory

For the Intelisys & Advisory segment, operating income decreased $0.6 million, or 9.3%, for the quarter ended September 30, 2025. Operating margin decreased to 24.0% for the quarter ended September 30, 2025. The decrease in operating income for the quarter ended September 30, 2025 is primarily driven by higher employee-related expenses during the quarter.

Corporate

For the quarter ended September 30, 2025, Corporate operating losses of $0.3 million represents acquisition-related costs.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters ended September 30, 2025 and 2024:

	Quarter ended September 30,				% of Net Sales September 30,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Interest expense	$1,914	$2,109	$(195)	(9.2)%	0.3%	0.3%
Interest income	(3,180)	(2,659)	(521)	19.6%	(0.4)%	(0.3)%
Net foreign exchange losses	348	334	14	4.2%	0.0%	0.0%
Other, net	(175)	(5,116)	4,941	(96.6)%	(0.0)%	(0.7)%
Total other (income) expense, net	$(1,093)	$(5,332)	$4,239	(79.5)%	(0.1)%	(0.7)%

*nm - percentages are not meaningful

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter ended September 30, 2025 compared to the prior-year period, primarily from lower average borrowings on our multi-currency revolving credit facility and lower interest rates.

Interest income increased for the quarter ended September 30, 2025 primarily from higher interest income in Brazil.

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

Other net income decreased for the quarter ended September 30, 2025, as we recognized a $5.1 million gain in the prior-year period related to an insurance recovery in connection with the cybersecurity attack in fiscal year 2023.

Provision for Income Taxes

For the quarter ended September 30, 2025, income tax expense was $7.1 million reflecting an effective tax rate of 26.4%. In comparison, for the quarter ended September 30, 2024, income tax expense was $6.0 million reflecting an effective tax rate of 26.1%. We expect the effective tax rate, excluding discrete items, for fiscal year 2026 to be approximately 27.2% to 28.2%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended September 30, 2025 and 2024, respectively:

	Quarter ended September 30,
	2025	2024
Adjusted return on invested capital ratio, annualized (a)	14.6%	13.3%

(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and in the prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2025	2024
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$19,878	$16,974
Plus: Interest expense	1,914	2,109
Plus: Income taxes	7,118	5,988
Plus: Depreciation and amortization	6,200	7,471
EBITDA (non-GAAP)	35,110	32,542
Plus: Change in fair value of contingent consideration	314	—
Plus: Share-based compensation	2,876	2,471
Plus: Acquisition and divestiture costs (a)	261	377
Plus: Cyberattack restoration costs	29	76
Plus: Restructuring costs	—	5,068
Plus: Insurance recovery, net of payments	—	(4,868)
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$38,590	$35,666
(a) Acquisition and divestiture costs are generally non-deductible for tax purposes.

	Quarter ended September 30,
	2025	2024
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$906,409	$924,254
Equity – end of the quarter	914,032	920,893
Plus: Change in fair value of contingent consideration, net of tax	236	—
Plus: Share-based compensation, net	2,152	1,856
Plus: Acquisition and divestiture costs (a)	261	377
Plus: Cyberattack restoration costs, net	21	57
Plus: Restructuring, net	—	3,818
Plus: Insurance recovery, net of payments	—	(3,667)
Average equity	911,556	923,794
Average funded debt (b)	137,113	144,020
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,048,669	$1,067,814

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

Net Sales by Segment:
	Quarter ended September 30,
	2025	2024	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$715,447	$752,299	$(36,852)	(4.9)%
Foreign exchange impact (a)	(1,085)	—
Less: Acquisitions	(7,171)	(3,512)
Non-GAAP net sales	$707,191	$748,787	$(41,596)	(5.6)%

Intelisys & Advisory:
Net sales, reported	$24,203	$23,281	$922	4.0%
Foreign exchange impact (a)	(3)	—
Less: Acquisitions	(1,336)	(577)
Non-GAAP net sales	$22,864	$22,704	$160	0.7%

Consolidated:
Net sales, reported	$739,650	$775,580	$(35,930)	(4.6)%
Foreign exchange impact (a)	(1,088)	—
Less: Acquisitions	(8,507)	(4,089)
Non-GAAP net sales	$730,055	$771,491	$(41,436)	(5.4)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2025 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2024.

Net Sales by Geography:
	Quarter ended September 30,
	2025	2024	$ Change	% Change
United States:	(in thousands)
Net sales, reported (a)	$682,217	$712,019	$(29,802)	(4.2)%
Less: Acquisitions	(8,507)	(4,089)
Non-GAAP net sales	$673,710	$707,930	$(34,220)	(4.8)%

Brazil:
Net sales, reported (b)	$57,433	$63,561	$(6,128)	(9.6)%
Foreign exchange impact (c)	(1,088)	—
Non-GAAP net sales, constant currency	$56,345	$63,561	$(7,216)	(11.4)%

Consolidated:
Net sales, reported	$739,650	$775,580	$(35,930)	(4.6)%
Foreign exchange impact (c)	(1,088)	—
Less: Acquisitions	(8,507)	(4,089)
Non-GAAP net sales, constant currency	$730,055	$771,491	$(41,436)	(5.4)%

(a) Includes net sales in Canada that are supported by U.S. operations and represent less than 5.0% of United States net sales for the quarters ended September 30, 2025 and 2024.
(b) Includes net sales from outside of the United States, Canada and Brazil, which represent less than 0.2% of Brazil net sales for the quarters ended September 30, 2025 and 2024.
(c) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2025 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2024.

Operating Income by Segment:
	Quarter ended September 30,				% of Net Sales September 30,
	2025	2024	$ Change	% Change	2025	2024
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$20,375	$16,738	$3,637	21.7%	2.8%	2.2%
Adjustments:
Amortization of intangible assets	2,216	2,276	(60)
Change in fair value of contingent consideration	145	—	145
Non-GAAP operating income	$22,736	$19,014	$3,722	19.6%	3.2%	2.5%

Intelisys & Advisory:
GAAP operating income	$5,818	$6,413	$(595)	(9.3)%	24.0%	27.5%
Adjustments:
Amortization of intangible assets	2,188	2,082	106
Change in fair value of contingent consideration	169	—	169
Non-GAAP operating income	$8,175	$8,495	$(320)	(3.8)%	33.8%	36.5%

Corporate:
GAAP operating loss	$(290)	$(5,521)	$5,231	nm*	nm*	nm*
Adjustments:
Acquisition and divestiture costs	261	377	(116)
Restructuring costs	—	5,068	(5,068)
Cyberattack restoration costs	29	76	(47)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$25,903	$17,630	$8,273	46.9%	3.5%	2.3%
Adjustments:
Amortization of intangible assets	4,404	4,358	46
Change in fair value of contingent consideration	314	—	314
Acquisition and divestiture costs	261	377	(116)
Restructuring costs	—	5,068	(5,068)
Cyberattack restoration costs	29	76	(47)
Non-GAAP operating income	$30,911	$27,509	$3,402	12.4%	4.2%	3.5%

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

	Quarter ended September 30, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Insurance recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$75,275	$—	$—	$(261)	$—	$—	$(29)	$74,985
Operating income	25,903	4,404	314	261	—	—	29	30,911
Pre-tax income	26,996	4,404	314	261	—	—	29	32,004
Net income	19,878	3,289	236	261	—	—	21	23,685
Diluted EPS	$0.89	$0.15	$0.01	$0.01	$—	$—	$—	$1.06

	Quarter ended September 30, 2024
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition and Divestiture costs (a)	Restructuring costs	Insurance recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$71,706	$—	$—	$(377)	$—	$—	$(76)	$71,253
Operating income	17,630	4,358	—	377	5,068	—	76	27,509
Pre-tax income	22,962	4,358	—	377	5,068	(4,868)	76	27,973
Net income	16,974	3,264	—	377	3,818	(3,667)	57	20,823
Diluted EPS	$0.69	$0.13	$—	$0.02	$0.15	$(0.15)	$—	$0.84

(a) Acquisition and divestiture costs for the quarters ended September 30, 2025 and 2024 are generally nondeductible for tax purposes.

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

Our cash and cash equivalents balance totaled $124.9 million at September 30, 2025, compared to $126.2 million at June 30, 2025, including $43.2 million and $46.3 million held outside of the United States at September 30, 2025 and June 30, 2025, respectively. Checks released but not yet cleared in the amount of $0.1 million are included in accounts payable at September 30, 2025 and June 30, 2025.

We conduct business primarily in the United States and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, increased $12.1 million to $532.8 million at September 30, 2025 from $520.7 million at June 30, 2025, primarily from decreases in accounts payable and increases in inventories, partially offset by lower accounts receivable as a result of lower sales volume. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from channel sales partners, increases and decreases to inventory levels and payments to vendors.

	Three months ended
	September 30,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$23,211	$44,830
Investing activities	(2,395)	(59,224)
Financing activities	(22,950)	(26,630)

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash provided by operating activities was $23.2 million and $44.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Cash provided by operating activities for the three months ended September 30, 2025 is primarily attributable to net income and changes in working capital balances. Compared to September 30, 2024, accounts receivable and accounts payable decreased 1.8% and 8.5% respectively, while inventory increased 0.3%.

The number of days sales outstanding ("DSO") was 68 days at September 30, 2025, compared to 70 days at June 30, 2025 and 66 days at September 30, 2024. Inventory turned 5.1 times during the quarter ended September 30, 2025, compared to 5.9 times during the quarter ended June 30, 2025 and 5.3 times in the prior-year quarter ended September 30, 2024.

Cash used in investing activities for the three months ended September 30, 2025 was $2.4 million, compared to cash used by investing activities of $59.2 million in the prior-year period. Cash used in investing activities for the three months ended September 30, 2025 is due to capital expenditures. Cash used by investing activities for the three months ended September 30, 2024 represents cash paid for acquisitions and capital expenditures.

Management expects capital expenditures for fiscal year 2026 to range from $10.0 million to $15.0 million, primarily for IT and warehouse investments.

For the three months ended September 30, 2025 and September 30, 2024, cash used in financing activities totaled $23.0 million and $26.6 million, respectively. Cash used in financing activities for the three months ended September 30, 2025 and September 30, 2024 is primarily attributable to common stock repurchases.

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

During the quarter ended September 30, 2025, our borrowings under the Amended Credit Agreement were U.S. dollar loans. The spread in effect as of September 30, 2025 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at September 30, 2025 was 0.15%. The Amended Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our Leverage Ratio must be less than or equal to 3.50 to 1.00 at all times. In addition, our Interest Coverage Ratio (as such term is defined in the Amended Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the credit facility at September 30, 2025.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, during the three month periods ended September 30, 2025 and 2024 was $1.1 million and $0.1 million, respectively. There was $350.0 million available for additional borrowings as of September 30, 2025 and June 30, 2025, respectively. The effective interest rates for the revolving line of credit were 5.28% and 5.46% as of September 30, 2025 and June 30, 2025, respectively. There were no letters of credit issued under the multi-currency revolving credit facility at September 30, 2025 or June 30, 2025. Availability to use this borrowing capacity depends upon, among other things, the levels of our Leverage Ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our Credit Facility EBITDA and (2) Credit Facility EBITDA relative to total interest expense, respectively. As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. While we were in compliance with the financial covenants contained in the Amended Credit Agreement as of September 30, 2025, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Amended Credit Agreement lending group has been strong and we anticipate their continued support of our long-term business.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a complete discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. No material changes have occurred to our market risks since June 30, 2025.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at September 30, 2025. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at September 30, 2025. During the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2025, which could materially affect our business, financial condition and/or future operating results.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In April 2025, our Board of Directors approved a $200.0 million share repurchase authorization. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended September 30, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1 - 31, 2025	215,413	$ 41.35	215,413	$ 208,152,820
August 1 - 31, 2025	265,660	$ 42.11	207,463	$ 199,416,354
September 1 - 30, 2025	68,134	$ 44.16	66,861	$ 196,463,926
Total	549,207		489,737	$ 196,463,926

(1) Shares withheld from employees' stock-based awards to satisfy required tax withholding obligations totaled 58,197 for the month of August 2025 and 1,273 for the month of September 2025. There were no shares withheld during the month of July 2025.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended September 30, 2025, none of our directors or our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

Exhibit Number	Description

10.1 (a)	Form of Performance-Based Restricted Stock Unit Award Certificate (Performance- and Service-Based) under the 2024 Omnibus Incentive Compensation Plan

10.2 (a)	Form of Director Restricted Stock Unit Award Certificate under the 2024 Omnibus Incentive Compensation Plan

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

101 (a)
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2025 and June 30, 2025; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2025 and 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2025 and 2024; (iv) the Condensed Consolidated Statements of Shareholder's Equity for the quarters ended September 30, 2025 and 2024; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104 (a)	Cover page Inline XBRL File (Included in Exhibit 101)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	November 6, 2025	/s/ MICHAEL L. BAUR
Michael L. Baur
Chair, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2025	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2025	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)