Form 10-Q
period 2025-12-31
SCANSOURCE, INC.
filed 2026-02-05
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2026
Common Stock, no par value per share	21,480,385 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
December 31, 2025

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$83,466	$126,157
Accounts receivable, less allowance of $31,534 at December 31, 2025 and $27,821 at June 30, 2025	605,411	635,521
Inventories	490,259	483,815
Prepaid income tax expense	11,208	2,821
Prepaid expenses and other current assets	112,727	122,138
Total current assets	1,303,071	1,370,452
Property and equipment, net	32,158	31,169
Goodwill	244,178	230,820
Identifiable intangible assets, net	72,423	62,909
Deferred income taxes	14,172	18,769
Other non-current assets	75,669	71,487
Total assets	$1,741,671	$1,785,606
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$576,662	$598,595
Accrued expenses and other current liabilities	67,982	71,263
Current portion of contingent consideration	16,447	1,318
Income taxes payable	274	3,927
Current portion of long-term debt	2,866	7,861
Total current liabilities	664,231	682,964
Long-term debt, net of current portion	99,797	128,288
Long-term portion of contingent consideration	12,153	17,782
Other long-term liabilities	54,604	50,163
Total liabilities	830,785	879,197
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 21,645,381 and 22,217,421 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	—	—
Retained earnings	1,027,300	1,020,833
Accumulated other comprehensive loss	(116,414)	(114,424)
Total shareholders’ equity	910,886	906,409
Total liabilities and shareholders’ equity	$1,741,671	$1,785,606

June 30, 2025 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$766,512	$747,497	$1,506,162	$1,523,077
Cost of goods sold	663,602	645,774	1,295,779	1,319,735
Gross profit	102,910	101,723	210,383	203,342
Selling, general and administrative expenses	78,114	73,920	153,388	145,626
Depreciation expense	1,434	2,902	3,011	5,759
Intangible amortization expense	4,285	5,001	8,689	9,359
Restructuring expense	—	313	—	5,381
Change in fair value of contingent consideration	1,209	1,143	1,523	1,143
Operating income	17,868	18,444	43,772	36,074
Interest expense	1,946	1,970	3,859	4,078
Interest income	(3,363)	(2,693)	(6,543)	(5,352)
Other (income) expense, net	(136)	(543)	37	(5,325)
Income before income taxes	19,421	19,710	46,419	42,673
Provision for income taxes	2,928	2,657	10,047	8,645
Net income	$16,493	$17,053	$36,372	$34,028

Per share data:
Net income per common share, basic	$0.75	$0.72	$1.66	$1.42
Weighted-average shares outstanding, basic	21,865	23,806	21,942	23,976

Net income per common share, diluted	$0.75	$0.70	$1.63	$1.39
Weighted-average shares outstanding, diluted	22,110	24,217	22,248	24,450

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$16,493	$17,053	$36,372	$34,028
Unrealized (loss) gain on hedged transaction, net of tax	(161)	266	(390)	(784)
Foreign currency translation adjustment	(5,565)	(18,744)	(1,600)	(14,635)
Comprehensive income	$10,767	$(1,425)	$34,382	$18,609

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2025	22,217,421	$—	$1,020,833	$(114,424)	$906,409
Net income	—	—	19,878	—	19,878
Unrealized loss on hedged transaction, net of tax	—	—	—	(230)	(230)
Foreign currency translation adjustment	—	—	—	3,966	3,966
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	339,444	2,218	—	—	2,218
Common stock repurchased, including excise tax	(489,737)	(5,094)	(15,991)	—	(21,085)
Share-based compensation	—	2,876	—	—	2,876
Balance at September 30, 2025	22,067,128	$—	$1,024,720	$(110,688)	$914,032
Net income	—	$—	$16,493	$—	$16,493
Unrealized loss on hedged transaction, net of tax	—	—	—	(161)	(161)
Foreign currency translation adjustment	—	—	—	(5,565)	(5,565)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	2,025	2	—	—	2
Common stock repurchased, including excise tax	(423,772)	(3,664)	(13,913)	—	(17,577)
Share-based compensation	—	3,662	—	—	3,662
Balance at December 31, 2025	21,645,381	$—	$1,027,300	$(116,414)	$910,886

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income	$36,372	$34,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,138	15,603
Amortization of debt issue costs	434	193
Provision for doubtful accounts	5,580	5,925
Share-based compensation	6,536	5,492
Deferred income taxes	32	2,306
Change in fair value of contingent consideration	1,523	1,143
Finance lease interest	28	48
Changes in operating assets and liabilities:
Accounts receivable	24,077	21,110
Inventories	(6,618)	16,316
Prepaid expenses and other assets	945	(380)
Other non-current assets	(3,861)	3,145
Accounts payable	(21,383)	(64,915)
Accrued expenses and other liabilities	1,872	(1,834)
Income taxes payable	(3,623)	462
Net cash provided by operating activities	54,052	38,642
Cash flows from investing activities:
Capital expenditures	(4,370)	(4,348)
Cash paid for business acquisitions, net of cash acquired	(18,358)	(56,673)
Proceeds from sale of business, net of cash transferred	—	2,569
Net cash used in investing activities	(22,728)	(58,452)
Cash flows from financing activities:
Borrowings on revolving credit	141,738	26,587
Repayments on revolving credit	(141,738)	(26,636)
Borrowings on long-term debt	100,000	—
Repayments on long-term debt	(133,486)	(4,107)
Repayments on finance lease obligation	(523)	(547)
Debt issuance costs	(1,417)	—
Contingent consideration payments	(1,375)	—
Exercise of stock options	4,854	9,489
Taxes paid on settlement of equity awards	(2,634)	(4,805)
Common stock repurchased, including excise tax	(38,687)	(52,342)
Net cash used in financing activities	(73,268)	(52,361)
Effect of exchange rate changes on cash and cash equivalents	(747)	(2,769)
Decrease in cash and cash equivalents	(42,691)	(74,940)
Cash and cash equivalents at beginning of period	126,157	185,460
Cash and cash equivalents at end of period	$83,466	$110,520
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading technology distributor uniquely positioned to address complex, converging technologies and to accelerate growth for channel sales partners across hardware, software as a service ("SaaS"), connectivity and cloud services. ScanSource uses multiple sales models to offer technology solutions from leading suppliers of specialty technologies, connectivity and cloud services. The Company operates primarily in the United States and Brazil. The Company's two operating segments, Specialty Technology Solutions and Intelisys & Advisory, represent the different sales models the Company uses in executing its technology distribution growth strategy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at December 31, 2025 and June 30, 2025, the results of operations for the quarters and six months ended December 31, 2025 and 2024, the condensed consolidated statements of comprehensive income for the quarters and six months ended December 31, 2025 and 2024, the condensed consolidated statements of shareholders' equity for the quarters and six months ended December 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the six months ended December 31, 2025 and 2024. The results of operations for the quarters and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the six months ended December 31, 2025 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts were approximately $0.2 million and $0.1 million and are included in accounts payable on the condensed consolidated balance sheets at December 31, 2025 and June 30, 2025, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $1.4 million and $3.0 million for the quarter and six months ended December 31, 2025, respectively, and $2.9 million and $5.8 million for the quarter and six months ended December 31, 2024, respectively. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.2 million and $0.4 million for the quarter and six months ended December 31, 2025, respectively, and $0.2 million and $0.5 million for the quarter and six months ended December 31, 2024, respectively. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.3 million and $8.7 million for the quarter and six months ended December 31, 2025, respectively, and $5.0 million and $9.4 million for the quarter and six months ended December 31, 2024, respectively.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public entities to disclose specified information about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. This ASU is applicable to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2028, and subsequent interim periods, with early application permitted. The Company is currently evaluating the impact of the application of this ASU on its consolidated financial statements and disclosures.

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

The changes in the allowance for doubtful accounts for the six months ended December 31, 2025 are set forth in the table below.

	June 30, 2025	Amounts Charged to Expense	Write-offs	Other (1)	December 31, 2025
	(in thousands)
Trade accounts and current notes receivable allowance	$27,821	$5,580	$(1,461)	$(406)	$31,534
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the six months ended December 31, 2025.

(3) Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of mobility and barcode, POS, payment terminals, physical security, networking communications, connectivity and cloud services. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs. Substantially all of the Company's revenues are derived from products sold at a point-in-time.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended December 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$723,387	$1,102	$724,489
Recurring revenue(a)	18,153	23,870	42,023
	$741,540	$24,972	$766,512

	Six months ended December 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service:
Products and services	$1,425,018	$2,455	$1,427,473
Recurring revenue(a)	31,969	46,720	78,689
	$1,456,987	$49,175	$1,506,162

(a) Recurring revenue represents revenue primarily from agency commissions, managed connectivity, SaaS, subscriptions, and hardware rentals.

	Quarter ended December 31, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$710,858	$377	$711,235
Recurring revenue(a)	12,419	23,843	36,262
	$723,277	$24,220	$747,497

	Six months ended December 31, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service:
Products and services	$1,451,592	$1,210	$1,452,802
Recurring revenue(a)	23,984	46,291	70,275
	$1,475,576	$47,501	$1,523,077

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

	Quarter ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net income	$16,493	$17,053	$36,372	$34,028
Denominator:
Weighted-average shares, basic	21,865	23,806	21,942	23,976
Dilutive effect of share-based payments	245	411	306	474
Weighted-average shares, diluted	22,110	24,217	22,248	24,450

Net income per common share, basic	$0.75	$0.72	$1.66	$1.42
Net income per common share, diluted	$0.75	$0.70	$1.63	$1.39

For the quarter and six months ended December 31, 2025, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 320,233 and 435,768, respectively. For the quarter and six months ended December 31, 2024, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 197,803 and 210,206, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	December 31, 2025	June 30, 2025
	(in thousands)
Foreign currency translation adjustment	$(116,534)	$(114,934)
Unrealized gain on hedged transaction, net of tax	120	510
Accumulated other comprehensive loss	$(116,414)	$(114,424)

The tax effect of amounts in comprehensive loss reflect a tax (benefit) expense as follows:

	Quarter ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
	(in thousands)
Tax (benefit) expense	$(89)	$157	$(134)	$(206)

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2025, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Balance at June 30, 2025	$159,779	$71,041	$230,820
Additions	13,465	—	13,465
Foreign currency translation adjustment	(101)	(6)	(107)
Balance at December 31, 2025	$173,143	$71,035	$244,178

The following table shows changes in the amount recognized for net identifiable intangible assets for the six months ended December 31, 2025.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2025	$62,909
Additions	18,200
Amortization expense	(8,689)
Foreign currency translation adjustment	3
Balance at December 31, 2025	$72,423

Additions to goodwill and intangible assets are due to the recent DataXoom acquisition. Intangible assets include trade name, developed technology and customer relationships.

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at December 31, 2025 and June 30, 2025.

	December 31, 2025	June 30, 2025
	(in thousands)
Current portion of long-term debt	$2,866	$7,861
Mississippi revenue bond, net of current portion	2,297	2,663
Senior secured term loan facility, net of current portion	97,500	125,625
Total debt	$102,663	$136,149

Credit Facility

On December 18, 2025, the Company entered into a credit agreement (the “New Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”), and the other lenders party thereto (the “Lenders”), providing for (i) a five-year, $400 million multicurrency senior secured revolving credit facility and (ii) a five-year $100 million senior secured term loan facility (the “New Credit Facilities”). In addition, pursuant to an “accordion feature,” the Company may increase its borrowings by up to the greater of $250 million or 150% of the Company’s EBITDA calculated on a Pro Forma Basis (each as defined in the New Credit Agreement), subject to obtaining additional credit commitments from the Lenders participating in the increase. The New Credit Agreement allows for issuance of up to $50 million for letters of credit. Borrowings under the New Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.4 million in connection with the New Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

Loans denominated in U.S. dollars, other than swingline loans, bear interest at a rate per annum equal to, at the Company’s option, (i) the Term Secured Overnight Financing Rate ("SOFR") or daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon the Company’s ratio of (A) total consolidated debt less its unrestricted domestic cash to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the base rate plus an additional margin ranging from 0% to 0.75%, depending upon the Company’s leverage ratio. All swingline loans denominated in U.S. dollars bear interest based upon the daily simple SOFR, floating daily, plus an additional margin ranging from 1.00% to 1.75% depending upon the Company's leverage ratio, or such other rate as the Company and the applicable swingline lender may agree. Loans denominated in foreign currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the New Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s leverage ratio. A commitment fee is payable on the unused amount of commitments under the revolving credit facility. The commitment fee ranges from 0.15% to 0.30%, depending on the Company’s leverage ratio.

In connection with entering into the New Credit Agreement, on December 18, 2025, the Company terminated and repaid all indebtedness and other obligations outstanding under its Third Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which provided for (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility.

During the quarter and six months ended December 31, 2025, all of the Company's borrowings under New Credit Agreement and Prior Credit Agreement were U.S. dollar loans. The spread in effect as of December 31, 2025 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at December 31, 2025 was 0.15%. The effective interest rates for the term loan were 4.72% and 5.43% as of December 31, 2025 and June 30, 2025, respectively. The New Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s leverage ratio must be less than or equal to 3.50 to 1.00. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the New Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the New Credit Agreement at December 31, 2025.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, was $1.7 million and $0.3 million during the six month periods ended December 31, 2025 and 2024, respectively. There was $400.0 million and $350.0 million available for additional borrowings as of December 31, 2025 and June 30, 2025, respectively. The effective interest rates for the revolving line of credit were 4.76% and 5.46% as of December 31, 2025 and June 30, 2025, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of December 31, 2025 and June 30, 2025.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At December 31, 2025, the Company was in compliance with all covenants under this bond. The interest rates at December 31, 2025 and June 30, 2025 were 4.82% and 5.28%, respectively.

Debt Issuance Costs

At December 31, 2025, net debt issuance costs associated with the credit facilities, term loan and bond totaled $1.8 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $32.2 million and $26.2 million for the exchange of foreign currencies at December 31, 2025 and June 30, 2025, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2025 and 2024 are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands)
Net foreign exchange derivative contract (gains) losses	$(215)	$(2,418)	$439	$(1,477)
Net foreign currency transactional and re-measurement losses	873	2,166	567	1,560
Net foreign currency exchange losses (gains)	$658	$(252)	$1,006	$83

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

Interest Rates - The Company’s earnings are affected by changes in interest rates due to the impact such changes have on interest expense associated with its floating-rate debt. To manage this exposure, the Company entered into separate interest rate swap agreements with a swap counterparty. These swaps include a notional amount of $50.0 million maturing on April 30, 2026, and a notional amount of $25.0 million maturing on March 31, 2028. The agreements are intended to mitigate interest risk by effectively converting a portion of the Company's borrowings from floating-rate to fixed-rate.

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings, but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended December 31, 2025 and 2024.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended December 31, 2025 and 2024, are as follows:

	Quarter ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands)
Net interest income recognized as a result of interest rate swap	$(260)	$(391)	$(581)	$(900)
Unrealized gain (loss) in fair value of interest rate swap	46	745	60	(139)
Net (decrease) increase in accumulated other comprehensive income	(214)	354	(521)	(1,039)
Income tax effect	(53)	87	(131)	(256)
Net (decrease) increase in accumulated other comprehensive income, net of tax	$(161)	$267	$(390)	$(783)

The Company used the following derivative instruments at December 31, 2025 and June 30, 2025, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		December 31, 2025		June 30, 2025
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$—	$—	$15
Interest rate swap agreement	Other non-current assets	$158	$—	$680	$—
Derivative liabilities:
Foreign currency hedge	Accrued expenses and other current liabilities	$206	$—	$290	$—

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, forward foreign currency exchange contracts, foreign currency hedge agreements, interest rate swap agreements and contingent consideration owed to the sellers of Advantix Solutions Group, Inc ("Advantix"), Secure Path Networks, LLC dba Resourcive ("Resourcive") and DataXoom Corp. ("DataXoom"). The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to a variable rate using the market approach (Level 2).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at December 31, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$35,843	$35,843	$—	$—
Interest rate swap agreement	158	—	158	—
Total assets at fair value	$36,001	$35,843	$158	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$35,843	$35,843	$—	$—
Foreign currency hedge	206	—	206	—
Liability for contingent consideration, current and non-current	28,600	—	—	28,600
Total liabilities at fair value	$64,649	$35,843	$206	$28,600

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

The Company recorded contingent consideration liabilities for Advantix, Resourcive, and DataXoom. These liabilities represent the amounts payable to sellers, as outlined under the terms of the individual purchase agreements, based upon the achievement of projected earnings before interest expense, taxes, depreciation and amortization, net of specific pro forma adjustments.

The following tables summarizes the fair value of the Company's contingent consideration liabilities at December 31, 2025 and December 31, 2024:

	Contingent consideration for the quarter ended			Contingent consideration for the six months ended
	December 31, 2025			December 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$5,430	$12,609	$18,039	$6,660	$12,440	$19,100
Issuance of contingent consideration	9,352	—	9,352	9,352	—	9,352
Payments	—	—	—	(1,375)	—	(1,375)
Change in fair value of contingent consideration	1,128	81	1,209	1,273	250	1,523
Fair value at end of period	$15,910	$12,690	$28,600	$15,910	$12,690	$28,600

	Contingent consideration for the quarter ended			Contingent consideration for the six months ended
	December 31, 2024			December 31, 2024
	Specialty Technology Solutions	Intelisys & Advisory	Total	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$7,500	$9,700	$17,200	$—	$—	$—
Issuance of contingent consideration	—	—	—	7,500	9,700	17,200
Change in fair value of contingent consideration	473	670	1,143	473	670	1,143
Fair value at end of period	$7,973	$10,370	$18,343	$7,973	$10,370	$18,343

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
Specialty Technology Solutions

The fair value of the contingent consideration related to Advantix is determined using a static discounted cash flow model. The liability recognized at December 31, 2025 was $6.4 million, of which $1.8 million is classified as current. The change in fair value for the quarter and six months ended December 31, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount and an increase in forecasts. The first earnout payment totaling $1.4 million was paid to the sellers of Advantix during the quarter ended September 30, 2025. Future earnout payments to the sellers of Advantix are payable based on results through fiscal year 2028.

The fair value of the contingent consideration related to DataXoom is determined using the Monte Carlo method. The liability recognized at December 31, 2025 was $9.4 million, of which $1.9 million is classified as current. The change in fair value for the quarter ended December 31, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount. Earnout payments to the sellers of DataXoom are payable based on results from fiscal years 2026 through 2028.

Intelisys & Advisory

The fair value of the contingent consideration related to Resourcive is determined using the Monte Carlo method. The liability recognized at December 31, 2025 was $12.7 million, all of which is classified as current and is due to the sellers of Resourcive during fiscal year 2027. The change in fair value for the quarter and six months ended December 31, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount.

Significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liabilities by segment related to acquisitions at December 31, 2025 and December 31, 2024 were as follows.

	Significant observable inputs		Significant observable inputs
	December 31, 2025		December 31, 2024
Acquisition	Specialty Technology Solutions	Intelisys & Advisory	Specialty Technology Solutions	Intelisys & Advisory
Weighted-average payor credit spread	1.75%	1.60%	1.80%	1.80%
Weighted-average adjusted EBITDA risk premium	12.10%	12.70%	15.75%	13.70%
Adjusted EBITDA volatility	60.00%	40.00%	—	40.00%

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

•    Connectivity & SDN (Software-Defined Networking)
•    CX (Unified Communications as a Service and Contact Center as a Service)
•    Cloud/Data Center
•    Security
•    Managed AI
•    Wireless & IoT

By offering flexible routes to market and a robust solutions portfolio, this segment helps advisors service a wide range of end users including businesses of all sizes.

Selected financial information about the Company's segments for the quarters and six months ended December 31, 2025 and 2024 are presented below:

	Specialty Technology Solutions	Intelisys & Advisory	Corporate(a)	Total
Quarter ended December 31, 2025:
Net Sales	$741,540	$24,972	$—	$766,512
Cost of sales	663,312	290	—	663,602
Gross profit	78,228	24,682	—	102,910
Other operating expenses(b)	67,227	17,169	646	85,042
Operating income (loss)	$11,001	$7,513	$(646)	$17,868

Other Segment Items
Depreciation and amortization(c)	$3,703	$2,235	$—	$5,938
Change in fair value of contingent consideration(d)	$1,128	$81	$—	$1,209
Capital expenditures	$(1,764)	$(211)	$—	$(1,975)

Quarter ended December 31, 2024:
Net Sales	$723,277	$24,220	$—	$747,497
Cost of sales	645,513	261	—	645,774
Gross profit	77,764	23,959	—	101,723
Other operating expenses(b)	63,687	17,519	2,073	83,279
Operating income (loss)	$14,077	$6,440	$(2,073)	$18,444

Other Segment Items
Depreciation and amortization(c)	$5,116	$2,296	$719	$8,131
Change in fair value of contingent consideration(d)	$473	$670	$—	$1,143
Capital expenditures	$(1,865)	$(109)	$—	$(1,974)
(a) For the quarter ended December 31, 2025, the amount in Other operating expenses unallocated to the segments include acquisition costs, cyberattack restoration costs. For the quarter ended December 31, 2024, the amount in Other operating expenses unallocated to the segments includes acquisition costs, cyberattack restoration costs, restructuring costs, and a legal settlement.

(b) Primarily includes payroll and other employee expenses and other selling and general administrative expenses
(c) Depreciation and amortization expense is primarily included within Other operating expenses
(d)Change in fair value of contingent consideration is included within Other operating expenses

	Specialty Technology Solutions	Intelisys & Advisory	Corporate(a)	Total
Six months ended December 31, 2025:
Net Sales	$1,456,987	$49,175	$—	$1,506,162
Cost of sales	$1,294,856	$923	$—	$1,295,779
Gross profit	$162,131	$48,252	$—	$210,383
Other operating expenses(b)	$130,755	$34,921	$935	$166,611
Operating income (loss)	$31,376	$13,331	$(935)	$43,772

Other Segment Information
Depreciation and amortization(c)	$7,672	$4,466	$—	$12,138
Change in fair value of contingent consideration(d)	$1,273	$250	$—	$1,523
Capital expenditures	$(3,938)	$(432)	$—	$(4,370)

Six months ended December 31, 2024:
Net Sales	$1,475,576	$47,501	$—	$1,523,077
Cost of sales	$1,319,355	$380	$—	$1,319,735
Gross profit	$156,221	$47,121	$—	$203,342
Other operating expenses(b)	$125,405	$34,268	$7,595	$167,268
Operating income (loss)	$30,816	$12,853	$(7,595)	$36,074

Other Segment Information
Depreciation and amortization(c)	$9,742	$4,423	$1,438	$15,603
Change in fair value of contingent consideration(d)	$473	$670	$—	$1,143
Capital expenditures	$(4,093)	$(255)	$—	$(4,348)

(a) For the six months ended December 31, 2025, the amounts in Other operating expenses shown above include acquisition costs and cyberattack restoration costs. For the six months ended December 31, 2024, the amounts in Other operating expenses above include acquisition costs, cyberattack restoration costs, restructuring costs, and a legal settlement.

(b) Primarily includes payroll and other employee expenses and other selling and general administrative expenses.
(c) Depreciation and amortization expense is primarily included within Other operating expenses.
(d) Change in fair value of contingent consideration is included within Other operating expenses.

	Quarter ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands)
Sales by Geography Category:
United States	$708,802	$689,882	$1,391,896	$1,405,871
Brazil	59,146	60,386	116,580	123,947
Less intercompany sales	(1,436)	(2,771)	(2,314)	(6,741)
Net sales (a)	$766,512	$747,497	$1,506,162	$1,523,077

(a) Countries outside of the United States and Brazil represent less than 5.0% of net sales for the quarters ended December 31, 2025 and 2024.

	December 31, 2025	June 30, 2025
	(in thousands)
Assets:
Specialty Technology Solutions	$1,522,388	$1,564,119
Intelisys & Advisory	219,283	221,487
	$1,741,671	$1,785,606
Property and equipment, net by Geography Category:
United States	$14,351	$15,047
Brazil	17,807	16,122
	$32,158	$31,169

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at December 31, 2025 and the consolidated financial statements at June 30, 2025.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at December 31, 2025 and June 30, 2025:

		December 31, 2025	June 30, 2025
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$10,512	$10,258
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,502	$3,985
Long-term operating lease liabilities	Other long-term liabilities	$6,715	$6,972

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters ended December 31, 2025 and 2024. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$1,237	$1,094	$2,467	$2,215
Variable lease cost	428	343	788	674
	$1,665	$1,437	$3,255	$2,889

Supplemental cash flow information related to the Company's operating leases for the six months ended December 31, 2025 and 2024 are presented in the table below:

	Six months ended December 31,
	2025	2024
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$2,466	$2,285
Right-of-use assets obtained in exchange for lease obligations	1,232	499

The weighted-average remaining lease term and discount rate at December 31, 2025 are presented in the table below:

December 31, 2025
Weighted-average remaining lease term	2.87 years
Weighted-average discount rate	6.39%

The following table presents the maturities of the Company's operating lease liabilities at December 31, 2025:

Operating leases
(in thousands)
2026	$2,550
2027	4,895
2028	2,372
2029	1,553
2030	986
Total future payments	12,356
Less: amounts representing interest	1,139
Present value of lease payments	$11,217
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. There were no deposits into the escrow account; however, $0.4 million was released from the escrow account during the quarter ended December 31, 2025. During the fiscal year ended June 30, 2025, there were no deposits into the escrow account; however, $0.2 million was released from the escrow account. The amount available after the impact of foreign currency translation, as of December 31, 2025 and June 30, 2025, for future pre-acquisition contingency settlements or to be released to the sellers was $3.2 million and $3.4 million, respectively.

The Company has recorded pre-acquisition contingencies and corresponding indemnification receivables related to Network1 of $3.6 million and $3.7 million at December 31, 2025 and June 30, 2025, respectively. These balances are presented as other non-current liabilities and other non-current assets in the Consolidated Balance Sheets. The amount of reasonably possible undiscounted pre-acquisition contingencies as of December 31, 2025 is estimated to range from $3.6 million to $14.8 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

(13) Income Taxes

Income taxes for the quarters ended December 31, 2025 and 2024 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. During the quarter ended December 31, 2025, a discrete net tax benefit of $2.4 million was recorded, which is attributable to a prior period provision to return adjustment in Brazil. During the quarter ended December 31, 2024, a discrete net tax benefit of $3.0 million was recorded, which is attributable to a reduction in the Company's prior year transition tax liability, a notional interest deduction on the net equity of the Company's Brazilian subsidiary, and stock compensation.

The Company’s effective tax rate of 15.1% for the quarter ended December 31, 2025 differs from the current federal statutory rate of 21% primarily as a result of discrete items recognized during the quarter. The Company’s effective tax rate of 21.6% for the six months ended December 31, 2025 differs from the current federal statutory rate primarily as a result income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, and state income taxes. The Company's effective tax rate was 13.5% and 20.3% for the quarter and six months ended December 31, 2024.

As of December 31, 2025, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the quarter ended December 31, 2025, foreign subsidiaries repatriated cash of $13.4 million to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $0.7 million of total gross unrecognized tax benefits at December 31, 2025 and June 30, 2025, respectively. At December 31, 2025, approximately $0.6 million of this total represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2025 and June 30, 2025, the Company had approximately $1.0 million accrued for interest and penalties.

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

(14) Business Acquisitions

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

On October 20, 2025, ScanSource completed the acquisition of DataXoom, a connectivity provider dedicated to supporting purpose-built mobile deployments across our current supplier line card and beyond. The initial cash purchase price totaled $18.4 million, in addition, the initial contingent consideration is valued at $13.4 million. DataXoom complements our Advantix investment and is included in the Specialty Technology Solutions segment. The allocation of the purchase prices to the assets and liabilities acquired, including the final valuation of the identifiable intangible assets and associated tax adjustments, have not been concluded as of the reporting date.

All acquisitions include future earnout payments, and the Company recorded contingent consideration liabilities at the acquisition dates representing the fair value of estimated amounts payable to sellers. See Note 9 - Fair Value of Financial Instruments for the related disclosures regarding the contingent consideration liabilities recognized in connection with these acquisitions.

Intangible assets acquired include trade names, customer relationships, and developed technology. See Note 6 - Goodwill and Other Identifiable Intangible Assets for the amounts of goodwill and intangible assets recognized in connection with these acquisitions. Goodwill acquired through the Resourcive and Advantix acquisitions is deductible for tax purposes based on the asset purchase agreements executed. Goodwill acquired through the DataXoom acquisition is non-deductible for tax purposes based on the stock purchase agreement executed. The impact of these acquisitions was not material to the consolidated financial statements.

The Company continues to evaluate acquisitions on an on-going basis and has recognized $0.5 million and $0.8 million in acquisition-related costs for the quarter and six months ended December 31, 2025, respectively, and $0.2 million and $0.6 million for the quarter and six months ended December 31, 2024, respectively. Acquisition-related costs are included in selling, general and administrative expenses on the Condensed Consolidated Income Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading technology distributor uniquely positioned to address complex, converging technologies and to accelerate growth for channel sales partners across hardware, SaaS, connectivity and cloud. We provide technology solutions and services from approximately 500 leading suppliers of mobility and barcode, POS, payment terminals, physical security, networking, communications, connectivity and cloud services to our approximately 25,000 channel sales partners located primarily in the United States and Brazil.

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

Recent Developments

Impact of the Macroeconomic Environment, Including Growth Outlook, Inflation and Tariffs

The macroeconomic environment, including the economic impacts of growth outlook, inflationary pressures, tariffs and evolving geopolitical and trade relationships, continues to create significant uncertainty and may adversely affect our financial condition and results of operations. In 2025, the U.S. announced a variety of additional tariffs on goods from multiple nations and trading blocks, prompting reciprocal tariffs and other retaliatory actions in response. International trade policy and diplomatic dynamics continue to shift, and the full implications remain uncertain. We remain mindful of the potential impact these conditions could have on our channel sales partners, suppliers and end-user demand. We are actively monitoring changes to the global macroeconomic environment and assessing the potential impacts these challenges may have on our financial condition, results of operations and liquidity. We expect to pass through to our channel sales partners any supplier price increases resulting from tariffs. We are also mitigating related risks through strategic planning and maintaining financial flexibility, however we cannot predict the effectiveness of our mitigation strategies or the ultimate impact of tariffs and the global macroeconomic environment on our financial condition or results of operations.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act permanently extends key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and introduces changes to the international tax framework. We are currently assessing the impact of the Act on our future effective tax rate, tax liabilities, and cash taxes.

On October 20, 2025, we completed the acquisition of DataXoom, a leading connectivity provider dedicated to supporting purpose-built mobile deployments across our current supplier line card and beyond.

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

Results of Operations

Net Sales

We have two reportable segments, which are based on sales channels. The following tables summarize our net sales results by operating segment and by geographic location for the quarters and six months ended December 31, 2025 and 2024:

	Quarter ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2025	2024	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$741,540	$723,277	$18,263	2.5%	1.6%
Intelisys & Advisory	24,972	24,220	752	3.1%	3.1%
Total net sales	$766,512	$747,497	$19,015	2.5%	1.7%

	Six months ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2025	2024	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$1,456,987	$1,475,576	$(18,589)	(1.3)%	(2.0)%
Intelisys & Advisory	49,175	47,501	1,674	3.5%	1.9%
Total net sales	$1,506,162	$1,523,077	$(16,915)	(1.1)%	(1.9)%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions, is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to channel partners primarily in the United States and Brazil. For the quarter ended December 31, 2025, net sales increased $18.3 million, or 2.5%, compared to the prior-year period. Excluding the impact of acquisitions and the impact of foreign exchange rate fluctuations, adjusted net sales increased $11.8 million, or 1.6%, for the quarter ended December 31, 2025. The increase for the quarter is primarily a result of growth in North America. For the six months ended December 31, 2025, net sales decreased $18.6 million, or 1.3%, compared to the prior-year period. Excluding the impact from acquisitions and the impact from foreign exchange rate fluctuations, adjusted net sales decreased $29.8 million, or 2.0%, for the six months ended December 31, 2025, compared to the prior-year period. The decrease in net sales for the six months is primarily due to lower large deals.
Intelisys & Advisory

The Intelisys & Advisory segment consists of sales and services to both channel partners (Intelisys) and end users (Advisory) in the United States. For the quarter and six months ended December 31, 2025, net sales increased $0.8 million, or 3.1%, and $1.7 million, or 3.5%, respectively, compared to the prior-year periods. The increase in net sales reflects Intelisys organic net sales growth. Excluding the impact from foreign exchange rate fluctuations and the impact of acquisitions, adjusted net sales increased $0.8 million, or 3.1%, and $0.9 million, or 1.9%, for the quarter and six months ended December 31, 2025, respectively. The increase in net sales for the quarter and six months ended December 31, 2025 reflects Intelisys organic net sales growth. Quarterly net billings for Intelisys increased 2.5% over the prior-year quarter to bring annualized net billings to approximately $2.85 billion.

	Quarter ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Geography:	2025	2024	$ Change	% Change
	(in thousands)
United States	$707,366	$687,111	$20,255	2.9%	2.7%
Brazil	59,146	60,386	(1,240)	(2.1)%	(9.4)%
Total net sales (b)	$766,512	$747,497	$19,015	2.5%	1.7%

	Six months ended December 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2025	2024	$ Change	% Change
	(in thousands)
United States and Canada	$1,389,582	$1,399,130	$(9,548)	(0.7)%	(1.1)%
Brazil	116,580	123,947	(7,367)	(5.9)%	(10.4)%
Total net sales (b)	$1,506,162	$1,523,077	$(16,915)	(1.1)%	(1.9)%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.
(b) Countries outside of the United States and Brazil represent less than 5.0% of net sales for the quarters and six months ended December 31, 2025 and 2024.

Gross Profit

The following table summarizes our gross profit for the quarters and six months ended December 31, 2025 and 2024:

	Quarter ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$78,228	$77,764	$464	0.6%	10.5%	10.8%
Intelisys & Advisory	24,682	23,959	723	3.0%	98.8%	98.9%
Gross profit	$102,910	$101,723	$1,187	1.2%	13.4%	13.6%

	Six months ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$162,131	$156,221	$5,910	3.8%	11.1%	10.6%
Intelisys & Advisory	48,252	47,121	1,131	2.4%	98.1%	99.2%
Gross profit	$210,383	$203,342	$7,041	3.5%	14.0%	13.4%

Our gross profit is primarily affected by sales volume and gross margin mix. Gross margin mix is impacted by multiple factors, which include sales mix (proportion of sales of higher margin products or services relative to total sales), supplier program recognition (consisting of volume rebates, inventory price changes and purchase discounts) and freight costs. Increases in supplier program recognition decrease cost of goods sold, thereby increasing gross profit. Gross profit margin in our Intelisys & Advisory segment reflects a higher contribution of recurring revenue which is recorded on a net basis.

Specialty Technology Solutions

For the quarter ended December 31, 2025, gross profit dollars for the Specialty Technology Solutions segment increased $0.5 million, or 0.6%, compared to the prior-year quarter. Higher sales volumes, after considering cost of goods sold, and favorable supplier recognition program, impacted gross profit by $2.6 million. Higher freight costs reduced gross profit by $2.1 million for the quarter. Gross profit margin decreased 20 basis points over the prior-year quarter to 10.5%.

For the six months ended December 31, 2025, gross profit dollars increased $5.9 million, or 3.8%, compared to the prior-year period. Favorable sales mix and supplier program recognition positively impacted gross profit by $10.6 million. Higher freight costs and lower sales volume, after considering cost of goods sold, reduced gross profit by $4.7 million for the six months. Gross profit margin increased 54 basis points over the prior-year quarter to 11.1%.

Intelisys & Advisory

For the quarter ended December 31, 2025, gross profit dollars for the Intelisys & Advisory segment increased $0.7 million, or 3.0%, compared to the prior-year quarter. Higher sales volume primarily attributable to Intelisys increased gross profit for the quarter. Gross profit margin decreased 8 basis points compared to the prior-year quarter to 98.8%.

For the six months ended December 31, 2025, gross profit dollars increased $1.1 million, or 2.4%, compared to the prior-year period. Higher sales volume primarily attributable to Intelisys sales growth increased gross profit for the six months by $1.6 million. The increase in gross profit was partially offset by less favorable sales mix of $0.5 million due to a higher mix of services. Gross profit margin decreased 108 basis points over the prior-year quarter to 98.1%.

Operating Expenses

The following table summarizes our operating expenses for the quarters and six months ended December 31, 2025 and 2024:

	Quarter ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Selling, general and administrative expenses	$78,114	$73,920	$4,194	5.7%	10.2%	9.9%
Depreciation expense	1,434	2,902	(1,468)	(50.6)%	0.2%	0.4%
Intangible amortization expense	4,285	5,001	(716)	(14.3)%	0.6%	0.7%
Restructuring and other charges	—	313	(313)	(100.0)%	0.0%	0.0%
Change in fair value of contingent consideration	1,209	1,143	66	*nm	0.2%	0.2%
Operating expenses	$85,042	$83,279	$1,763	2.1%	11.1%	11.1%

	Six months ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Selling, general and administrative expenses	$153,388	$145,626	$7,762	5.3%	10.2%	9.6%
Depreciation expense	3,011	5,759	(2,748)	(47.7)%	0.2%	0.4%
Intangible amortization expense	8,689	9,359	(670)	(7.2)%	0.6%	0.6%
Restructuring and other charges	—	5,381	(5,381)	(100.0)%	0.0%	0.4%
Change in fair value of contingent consideration	1,523	1,143	380	*nm	0.1%	0.1%
Operating expenses	$166,611	$167,268	$(657)	(0.4)%	11.1%	11.0%
*nm - percentages are not meaningful

Selling, general and administrative expenses (“SG&A”) increased by $4.2 million, or 5.7%, and $7.8 million, or 5.3%, for the quarter and six months ended December 31, 2025, respectively, compared to the prior-year periods. The increase for the quarter and six-month period ended December 31, 2025 is primarily attributable to increased costs for employee-related expenses and costs related to acquisitions. SG&A includes customer specific bad debt expenses in Brazil for the quarter and six months ended December 31, 2025.

The decrease in depreciation expense of $1.5 million and $2.7 million during the quarter and six months ended December 31, 2025, respectively, is largely due to certain ERP software assets being fully depreciated in the previous fiscal year.

Restructuring and other charges of $0.3 million and $5.4 million were incurred in the quarter and six months ended December 31, 2024. Restructuring and other charges relate to employee separation and benefit costs in connection with our expense reduction and restructuring plans implemented during the prior fiscal year.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded a fair value adjustment expense of $1.2 million and $1.5 million in the quarter and six months ended December 31, 2025, respectively. The expense from changes in fair value of contingent consideration for the quarter and six months ended December 31, 2025 is largely due to the recurring amortization of the unrecognized fair value discount as well as the addition of a new acquisition in the quarter.

Operating Income

The following table summarizes our operating income for the quarters and six months ended December 31, 2025 and 2024:

	Quarter ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$11,001	$14,077	$(3,076)	(21.9)%	1.5%	1.9%
Intelisys & Advisory	7,513	6,440	1,073	16.7%	30.1%	26.6%
Corporate	(646)	(2,073)	1,427	*nm	*nm	*nm
Operating income	$17,868	$18,444	$(576)	(3.1)%	2.3%	2.5%

	Six months ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Specialty Technology Solutions	$31,376	$30,816	$560	1.8%	2.2%	2.1%
Intelisys & Advisory	13,331	12,853	478	3.7%	27.1%	27.1%
Corporate	(935)	(7,595)	6,660	*nm	*nm	*nm
Operating income	$43,772	$36,074	$7,698	21.3%	2.9%	2.4%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $3.1 million, or 21.9% for the quarter ended December 31, 2025, compared to an increase of $0.6 million, or 1.8% for the six months ended December 31, 2025, compared to the prior-year periods. Operating margin was 1.5% and 2.2% for the quarter and six months ended December 31, 2025, respectively. The decrease in operating income for the quarter ended December 31, 2025 is primarily due to increased costs related to acquisitions as well as employee-related expenses. The increase in operating income for the six months is primarily due to higher gross profits for the six months ended December 31, 2025.

Intelisys & Advisory

For the Intelisys & Advisory segment, operating income increased $1.1 million, or 16.7%, and $0.5 million, or 3.7%, respectively, for the quarter and six months ended December 31, 2025, respectively, compared to the prior-year periods. Operating margin increased to 30.1% for the quarter ended December 31, 2025 and remained consistent at 27.1% for the six months ended December 31, 2025. The increase in operating income for the quarter comparative period is primarily driven by higher by sales volume.

Corporate

For the quarter and six months ended December 31, 2025, Corporate operating losses of $0.6 million and $0.9 million, respectively, primarily represents acquisition-related costs. For the quarter and six months ended December 31, 2024, Corporate operating losses of $2.1 million and $7.6 million, respectively, represent restructuring, acquisition-related costs and a legal settlement incurred in December 2024.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and six months ended December 31, 2025 and 2024:

	Quarter ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Interest expense	$1,946	$1,970	$(24)	(1.2)%	0.3%	0.3%
Interest income	(3,363)	(2,693)	(670)	24.9%	(0.4)%	(0.4)%
Net foreign exchange losses (gains)	658	(252)	910	(361.1)%	0.1%	(0.0)%
Other, net	(794)	(291)	(503)	172.9%	(0.1)%	(0.0)%
Total other (income) expense, net	$(1,553)	$(1,266)	$(287)	22.7%	(0.2)%	(0.2)%

	Six months ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
	(in thousands)
Interest expense	$3,859	$4,078	$(219)	(5.4)%	0.3%	0.3%
Interest income	(6,543)	(5,352)	(1,191)	22.3%	(0.4)%	(0.4)%
Net foreign exchange losses	1,006	83	923	1,112.0%	0.1%	0.0%
Other, net	(969)	(5,408)	4,439	nm*	(0.1)%	(0.4)%
Total other (income) expense, net	$(2,647)	$(6,599)	$3,952	(59.9)%	(0.2)%	(0.4)%
*nm - percentages are not meaningful

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter and six months ended December 31, 2025 compared to the prior-year periods, primarily from lower average borrowings on our multi-currency revolving credit facility and lower interest rates.

Interest income increased for the quarter and six months ended December 31, 2025 primarily from higher interest income in Brazil.

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

Other net income increased for the quarter ended December 31, 2025, due to a $0.8 million insurance recovery in connection with the cybersecurity attack in fiscal year 2023. Other net income decreased for the six months ended December 31, 2025 due to a larger insurance recovery of $5.4 million related to the cybersecurity attack recognized in the prior year period.

Provision for Income Taxes

For the quarter and six months ended December 31, 2025, income tax expense was $2.9 million and $10.0 million reflecting an effective tax rate of 15.1% and 21.6%, respectively. In comparison, for the quarter and six months ended December 31, 2024, income tax expense was $2.7 million and $8.6 million reflecting an effective tax rate of 13.5% and 20.3%, respectively. We expect the effective tax rate, excluding discrete items, for fiscal year 2026 to be approximately 27.2% to 28.2%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended December 31, 2025 and 2024, respectively:

	Quarter ended December 31,
	2025	2024
Adjusted return on invested capital ratio, annualized (a)	11.9%	13.3%

(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and in the prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended December 31,
	2025	2024
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$16,493	$17,053
Plus: Interest expense	1,946	1,970
Plus: Income taxes	2,928	2,657
Plus: Depreciation and amortization	5,938	8,132
EBITDA (non-GAAP)	27,305	29,812
Plus: Change in fair value of contingent consideration	1,209	1,143
Plus: Share-based compensation	3,660	3,021
Plus: Acquisition costs (a)	593	151
Plus: Cyberattack restoration costs	53	30
Plus: Restructuring costs	—	313
Plus: Legal settlement	—	1,579
Plus: Tax recovery	(789)	(750)
Plus: Insurance recovery, net of payments	(838)	—
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$31,193	$35,299
(a) Acquisition costs are generally non-deductible for tax purposes.

	Quarter ended December 31,
	2025	2024
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$914,032	$920,893
Equity – end of the quarter	910,886	900,662
Plus: Change in fair value of contingent consideration, net of tax	907	861
Plus: Share-based compensation, net	2,741	2,271
Plus: Acquisition costs (a)	593	151
Plus: Cyberattack restoration costs, net	39	23
Plus: Restructuring, net	—	236
Plus: Legal settlement	—	1,189
Plus: Insurance recovery, net of payments	(629)	—
Plus: Tax recovery, net	(2,991)	(2,560)
Average equity	912,789	911,863
Average funded debt (b)	131,470	142,143
Invested capital (denominator for adjusted ROIC) (non-GAAP) (c)	$1,044,259	$1,054,006

(a) Acquisition costs are generally non-deductible for tax purposes.
(b)Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.
(c)The annualized adjusted EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for a leap year. There were 92 days in the current quarter and the prior-year quarter.

Net Sales in Constant Currency Excluding Acquisitions

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

Below we show organic growth by providing a non-GAAP reconciliation of net sales in constant currency excluding acquisitions:

Net Sales by Segment:
	Quarter ended December 31,
	2025	2024	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$741,540	$723,277	$18,263	2.5%
Foreign exchange impact (a)	(4,412)	—
Less: Acquisitions	(2,034)	—
Non-GAAP net sales	$735,094	$723,277	$11,817	1.6%

Intelisys & Advisory:
Non-GAAP net sales	$24,972	$24,220	$752	3.1%

Consolidated:
Net sales, reported	$766,512	$747,497	$19,015	2.5%
Foreign exchange impact (a)	(4,412)	—
Less: Acquisitions	(2,034)	—
Non-GAAP net sales	$760,066	$747,497	$12,569	1.7%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2025 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2024.

Net Sales by Segment:
	Six months ended December 31,
	2025	2024	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$1,456,987	$1,475,576	$(18,589)	(1.3)%
Foreign exchange impact (a)	(5,497)	—
Less: Acquisitions	(9,204)	(3,512)
Non-GAAP net sales	$1,442,286	$1,472,064	$(29,778)	(2.0)%

Intelisys & Advisory
Net sales, reported	$49,175	$47,501	$1,674	3.5%
Less: Acquisitions	(1,336)	(577)
Non-GAAP net sales	$47,839	$46,924	$915	1.9%

Consolidated:
Net sales, reported	$1,506,162	$1,523,077	$(16,915)	(1.1)%
Foreign exchange impact (a)	(5,497)	—
Less: Acquisitions	(10,540)	(4,089)
Non-GAAP net sales	$1,490,125	$1,518,988	$(28,863)	(1.9)%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2025 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2024.

Net Sales by Geography:
	Quarter ended December 31,
	2025	2024	$ Change	% Change
United States:	(in thousands)
Net sales, reported (a)	$707,366	$687,111	$20,255	2.9%
Less: Acquisitions	(2,034)	—
Non-GAAP net sales	$705,332	$687,111	$18,221	2.7%

Brazil:
Net sales, reported (b)	$59,146	$60,386	$(1,240)	(2.1)%
Foreign exchange impact (c)	(4,412)	—
Non-GAAP net sales, constant currency	$54,734	$60,386	$(5,652)	(9.4)%

Consolidated:
Net sales, reported	$766,512	$747,497	$19,015	2.5%
Foreign exchange impact (c)	(4,412)	—
Less: Acquisitions	(2,034)	—
Non-GAAP net sales, constant currency	$760,066	$747,497	$12,569	1.7%

(a) Includes net sales in Canada that are supported by U.S. operations and represent less than 5.0% of United States net sales for the quarters ended December 31, 2025 and 2024.
(b) Includes net sales from outside of the United States, Canada and Brazil, which represent less than 0.1% of Brazil net sales for the quarters ended December 31, 2025 and 2024.
(c) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended December 31, 2025 into U.S. dollars using the average foreign exchange rates for the quarter ended December 31, 2024.

	Six months ended December 31,
	2025	2024	$ Change	% Change
United States and Canada:	(in thousands)
Net sales, as reported	$1,389,582	$1,399,130	$(9,548)	(0.7)%
Less: Acquisitions	(10,540)	(4,089)
Non-GAAP net sales	1,379,042	1,395,041	$(15,999)	(1.1)%

Brazil:
Net sales, reported (a)	$116,580	$123,947	$(7,367)	(5.9)%
Foreign exchange impact (b)	(5,497)	—
Non-GAAP net sales, constant currency	$111,083	$123,947	$(12,864)	(10.4)%

Consolidated:
Net sales, reported	$1,506,162	$1,523,077	$(16,915)	(1.1)%
Foreign exchange impact (b)	(5,497)	—
Less: Acquisitions	(10,540)	(4,089)
Non-GAAP net sales, constant currency	$1,490,125	$1,518,988	$(28,863)	(1.9)%

(a) Countries outside of Brazil represent less than $0.1 million, or 0.1% of sales, for the six months ended December 31, 2025 and $0.2 million, or 0.2% of sales, for the six months ended December 31, 2024.

(b) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the six months ended December 31, 2025 into U.S. dollars using the average foreign exchange rates for the six months ended December 31, 2024.

Operating Income by Segment:
	Quarter ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$11,001	$14,077	$(3,076)	(21.9)%	1.5%	1.9%
Adjustments:
Amortization of intangible assets	2,097	2,740	(643)
Change in fair value of contingent consideration	1,128	473	655
Tax recovery, net	(789)	(750)	(39)
Non-GAAP operating income	$13,437	$16,540	$(3,103)	(18.8)%	1.8%	2.3%

Intelisys & Advisory:
GAAP operating income	$7,513	$6,440	$1,073	16.7%	30.1%	26.6%
Adjustments:
Amortization of intangible assets	2,188	2,261	(73)
Change in fair value of contingent consideration	81	670	(589)
Non-GAAP operating income	$9,782	$9,371	$411	4.4%	39.2%	38.7%

Corporate:
GAAP operating loss	$(646)	$(2,073)	$1,427	*nm	*nm	*nm
Adjustments:
Acquisition costs	593	151	442
Restructuring costs	—	313	(313)
Cyberattack restoration costs	53	30	23
Legal settlement	—	1,579	(1,579)
Non-GAAP operating income	$—	$—	$—	*nm	*nm	*nm

Consolidated:
GAAP operating income	$17,868	$18,444	$(576)	(3.1)%	2.3%	2.5%
Adjustments:
Amortization of intangible assets	4,285	5,001	(716)
Change in fair value of contingent consideration	1,209	1,143	66
Tax recovery (a)	(789)	(750)	(39)
Acquisition costs	593	151	442
Restructuring costs	—	313	(313)
Cyberattack restoration costs	53	30	23
Legal settlement	—	1,579	(1,579)
Non-GAAP operating income	$23,219	$25,911	$(2,692)	(10.4)%	3.0%	3.5%
(a) Recovery of prior period withholding taxes in Brazil.
*nm - percentages are not meaningful

Operating Income by Segment:
	Six months ended December 31,				% of Net Sales December 31,
	2025	2024	$ Change	% Change	2025	2024
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$31,376	$30,816	$560	1.8%	2.2%	2.1%
Adjustments:
Amortization of intangible assets	4,313	5,016	(703)
Change in fair value of contingent consideration	1,273	473	800
Tax recovery (a)	(789)	(750)	(39)
Non-GAAP operating income	$36,173	$35,555	$618	1.7%	2.5%	2.4%

Intelisys & Advisory:
GAAP operating income	$13,331	$12,853	$478	3.7%	27.1%	27.1%
Adjustments:
Amortization of intangible assets	4,376	4,343	33
Change in fair value of contingent consideration	250	670	(420)
Non-GAAP operating income	$17,957	$17,866	$91	0.5%	36.5%	37.6%

Corporate:
GAAP operating loss	$(935)	$(7,595)	$6,660	*nm	*nm	*nm
Adjustments:
Cyberattack restoration costs	81	106	(25)
Acquisition costs	854	529	325
Restructuring costs	—	5,381	(5,381)
Legal settlement	—	1,579	(1,579)
Non-GAAP operating income	$—	$—	$—	*nm	*nm	*nm

Consolidated:
GAAP operating income	$43,772	$36,074	$7,698	21.3%	2.9%	2.4%
Adjustments:
Amortization of intangible assets	8,689	9,359	(670)
Change in fair value of contingent consideration	1,523	1,143	380
Cyberattack restoration costs	81	106	(25)
Tax recovery (a)	(789)	(750)	(39)
Acquisition costs	854	529	325
Restructuring costs	—	5,381	(5,381)
Legal settlement	—	1,579	(1,579)
Non-GAAP operating income	$54,130	$53,421	$709	1.3%	3.6%	3.5%
(a) Recovery of prior period withholding taxes in Brazil.
*nm - percentages are not meaningful

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

	Quarter ended December 31, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Insurance Recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$78,114	$—	$—	$(593)	$—	$789	$(53)	$—	$78,257
Operating income	17,868	4,285	1,209	593	—	(789)	53	—	23,219
Pre-tax income	19,421	4,285	1,209	593	—	(789)	53	(838)	23,934
Net income	16,493	3,199	907	593	—	(2,991)	39	(629)	17,611
Diluted EPS	$0.75	$0.14	$0.04	$0.03	$—	$(0.14)	$—	$(0.03)	$0.80

	Quarter ended December 31, 2024
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Legal settlement	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$73,920	$—	$—	$(151)	$—	$750	$(30)	$(1,579)	$72,910
Operating income	18,444	5,001	1,143	151	313	(750)	30	1,579	25,911
Pre-tax income	19,710	5,001	1,143	151	313	(750)	30	1,579	27,177
Net income	17,053	3,745	861	151	236	(2,560)	23	1,189	20,698
Diluted EPS	$0.70	$0.15	$0.04	$0.01	$0.01	$(0.11)	$—	$0.05	$0.85

(a) Acquisition costs for the quarters ended December 31, 2025 and 2024 are generally nondeductible for tax purposes.

	Six months ended December 31, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Insurance recovery	Legal settlement	Non-GAAP measure

SG&A expenses	$153,388	$—	$—	$(854)	$—	$789	$(81)	$—	$—	$153,242
Operating income	43,772	8,689	1,523	854	—	(789)	81	—	—	54,130
Pre-tax income	46,419	8,689	1,523	854	—	(789)	81	(838)	—	55,939
Net income	36,372	6,488	1,144	854	—	(2,991)	61	(629)	—	41,299
Diluted EPS	$1.63	$0.29	$0.05	$0.04	$—	$(0.13)	$—	$(0.03)	$—	$1.86

	Six months ended December 31, 2024
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Insurance recovery	Legal settlement	Non-GAAP measure

SG&A expenses	$145,626	$—	$—	$(529)	$—	$750	$(106)	$—	$(1,579)	$144,162
Operating income	36,074	9,359	1,143	529	5,381	(750)	106	—	1,579	53,421
Pre-tax income	42,673	9,359	1,143	529	5,381	(750)	106	(4,868)	1,579	55,152
Net income	34,028	7,010	861	529	4,054	(2,560)	80	(3,667)	1,189	41,524
Diluted EPS	$1.39	$0.29	$0.04	$0.02	$0.17	$(0.10)	$—	$(0.15)	$0.05	$1.70

(a) Acquisition costs for the six months ended December 31, 2025 and 2024 are generally nondeductible for tax purposes.

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

Our cash and cash equivalents balance totaled $83.5 million at December 31, 2025, compared to $126.2 million at June 30, 2025, including $31.1 million and $46.3 million held outside of the United States at December 31, 2025 and June 30, 2025, respectively. Checks released but not yet cleared in the amount of $0.2 million and $0.1 million are included in accounts payable at December 31, 2025 and June 30, 2025, respectively.

We conduct business primarily in the United States and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, decreased $1.7 million to $519.0 million at December 31, 2025 from $520.7 million at June 30, 2025, primarily from a decrease in accounts receivable, partially offset by an increase in inventories and a decrease in accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from channel sales partners, increases and decreases to inventory levels, and payments to vendors.

	Six months ended
	December 31,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$54,052	$38,642
Investing activities	(22,728)	(58,452)
Financing activities	(73,268)	(52,361)

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash provided by operating activities was $54.1 million and $38.6 million for the six months ended December 31, 2025 and December 31, 2024, respectively. Cash provided by operating activities for the six months ended December 31, 2025 is primarily attributable to net income and changes in working capital balances. Compared to December 31, 2024, accounts payable and accounts receivable increased 10.8% and 10.3%, respectively.

The number of days sales outstanding ("DSO") was 71 days at December 31, 2025, compared to 70 days at June 30, 2025 and 66 days at December 31, 2024. Inventory turned 5.3 times during the quarter ended December 31, 2025, compared to 5.9 times during the quarter ended June 30, 2025 and 5.2 times in the prior-year quarter ended December 31, 2024.

Cash used in investing activities for the six months ended December 31, 2025 was $22.7 million, compared to cash used in investing activities of $58.5 million in the prior-year period. Cash used in investing activities for the six months ended December 31, 2025 represents cash paid for acquisitions and capital expenditures. Cash used in investing activities for the six months ended December 31, 2024 represents cash paid for acquisitions and capital expenditures offset by cash received for disposal of business.

Management expects capital expenditures for fiscal year 2026 to range from $8.0 million to $12.0 million, primarily for IT and warehouse investments.

For the six months ended December 31, 2025 and December 31, 2024, cash used in financing activities totaled $73.3 million and $52.4 million, respectively. Cash used in financing activities for the six months ended December 31, 2025 represents repayments on long-term debt and common stock repurchases. Cash used in financing activities for the six months ended December 31, 2024 is primarily attributable to common stock repurchases.

Credit Facility

On December 18, 2025, the Company entered into a credit agreement (the “New Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”), and the other lenders party thereto (the “Lenders”), providing for (i) a five-year, $400 million multicurrency senior secured revolving credit facility and (ii) a five-year $100 million senior secured term loan facility (the “New Credit Facilities”). In addition, pursuant to an “accordion feature,” the Company may increase its borrowings by up to the greater of $250 million or 150% of the Company’s EBITDA calculated on a Pro Forma Basis (each as defined in the New Credit Agreement), subject to obtaining additional credit commitments from the Lenders participating in the increase. The New Credit Agreement allows for issuance of up to $50 million for letters of credit. Borrowings under the New Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.4 million in connection with the New Credit Agreement. These costs were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

Loans denominated in U.S. dollars, other than swingline loans, bear interest at a rate per annum equal to, at the Company’s option, (i) the Term Secured Overnight Financing Rate ("SOFR") or daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon the Company’s ratio of (A) total consolidated debt less its unrestricted domestic cash to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the base rate plus an additional margin ranging from 0% to 0.75%, depending upon the Company’s leverage ratio. All swingline loans denominated in U.S. dollars bear interest based upon the daily simple SOFR, floating daily, plus an additional margin ranging from 1.00% to 1.75% depending upon the Company's leverage ratio, or such other rate as the Company and the applicable swingline lender may agree. Loans denominated in foreign currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the New Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s leverage ratio. A commitment fee is payable on the unused amount of commitments under the revolving credit facility. The commitment fee ranges from 0.15% to 0.30%, depending on the Company’s leverage ratio.

In connection with entering into the New Credit Agreement, on December 18, 2025, the Company terminated and repaid all indebtedness and other obligations outstanding under its Third Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which provided for (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility.

During the quarter and six months ended December 31, 2025, all of the Company's borrowings under New Credit Agreement and Prior Credit Agreement were U.S. dollar loans. The spread in effect as of December 31, 2025 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at December 31, 2025 was 0.15%. The effective interest rates for the term loan were 4.72% and 5.43% as of December 31, 2025 and June 30, 2025, respectively. The New Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s leverage ratio must be less than or equal to 3.50 to 1.00. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the New Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the New Credit Agreement at December 31, 2025.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, was $1.7 million and $0.3 million during the six month periods ended December 31, 2025 and 2024, respectively. There was $400.0 million and $350.0 million available for additional borrowings as of December 31, 2025 and June 30, 2025, respectively. The effective interest rates for the revolving line of credit were 4.76% and 5.46% as of December 31, 2025 and June 30, 2025, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of December 31, 2025 and June 30, 2025.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at December 31, 2025. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at December 31, 2025. During the quarter ended December 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In April 2025, our Board of Directors approved a $200.0 million share repurchase authorization. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended December 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1 - 31, 2025	119,864	$ 42.40	119,864	$ 191,382,205
November 1 - 30, 2025	153,346	$ 40.28	153,346	$ 185,205,748
December 1 - 31, 2025	150,989	$ 40.73	150,562	$ 179,073,051
Total	424,199		423,772	$ 179,073,051

(1) Shares withheld from employees' stock-based awards to satisfy required tax withholding obligations totaled 427 for the month of December 2025. There were no shares withheld during the months of October and November 2025.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended December 31, 2025, none of our directors or our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

Exhibit Number	Description

10.1
Credit Agreement, dated as of December 18, 2025, by and among ScanSource, Inc., certain of its subsidiaries party thereto, as subsidiary borrowers, the lenders party thereto, and PNC Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 19, 2025, and incorporated by reference herein).

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

101 (a)
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2025 and June 30, 2025; (ii) the Condensed Consolidated Income Statements for the quarters and six months ended December 31, 2025 and 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended December 31, 2025 and 2024; (iv) the Condensed Consolidated Statements of Shareholder's Equity for the quarters and six months ended December 31, 2025 and 2024; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104 (a)	Cover page Inline XBRL File (Included in Exhibit 101)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	February 5, 2026	/s/ MICHAEL L. BAUR
Michael L. Baur
Chair, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 5, 2026	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 5, 2026	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)