Form 10-Q
period 2026-03-31
SCANSOURCE, INC.
filed 2026-05-07
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2026
Common Stock, no par value per share	20,324,529 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
March 31, 2026

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$120,295	$126,157
Accounts receivable, less allowance of $28,931 at March 31, 2026 and $27,821 at June 30, 2025	628,442	635,521
Inventories	486,628	483,815
Prepaid income tax expense	10,083	2,821
Prepaid expenses and other current assets	126,384	122,138
Total current assets	1,371,832	1,370,452
Property and equipment, net	33,771	31,169
Goodwill	244,928	230,820
Identifiable intangible assets, net	68,422	62,909
Deferred income taxes	15,911	18,769
Other non-current assets	70,892	71,487
Total assets	$1,805,756	$1,785,606
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$646,650	$598,595
Accrued expenses and other current liabilities	70,649	71,263
Current portion of contingent consideration	16,374	1,318
Income taxes payable	275	3,927
Current portion of long-term debt	2,866	7,861
Total current liabilities	736,814	682,964
Long-term debt, net of current portion	99,172	128,288
Long-term portion of contingent consideration	12,666	17,782
Other long-term liabilities	50,843	50,163
Total liabilities	899,495	879,197
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 20,781,041 and 22,217,421 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	—	—
Retained earnings	1,014,902	1,020,833
Accumulated other comprehensive loss	(108,641)	(114,424)
Total shareholders’ equity	906,261	906,409
Total liabilities and shareholders’ equity	$1,805,756	$1,785,606

June 30, 2025 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$766,790	$704,847	$2,272,953	$2,227,924
Cost of goods sold	659,666	604,645	1,955,446	1,924,380
Gross profit	107,124	100,202	317,507	303,544
Selling, general and administrative expenses	78,066	69,698	231,455	215,324
Depreciation expense	1,497	2,320	4,508	8,079
Intangible amortization expense	4,001	4,941	12,690	14,300
Restructuring expense	—	—	—	5,381
Change in fair value of contingent consideration	440	904	1,963	2,047
Operating income	23,120	22,339	66,891	58,413
Interest expense	1,303	1,836	5,163	5,914
Interest income	(2,451)	(2,841)	(8,994)	(8,193)
Other expense (income), net	216	(882)	253	(6,206)
Income before income taxes	24,052	24,226	70,469	66,898
Provision for income taxes	7,167	6,795	17,214	15,440
Net income	$16,885	$17,431	$53,255	$51,458

Per share data:
Net income per common share, basic	$0.79	$0.75	$2.45	$2.17
Weighted-average shares outstanding, basic	21,305	23,275	21,732	23,746

Net income per common share, diluted	$0.78	$0.74	$2.42	$2.13
Weighted-average shares outstanding, diluted	21,578	23,604	22,013	24,165

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$16,885	$17,431	$53,255	$51,458
Unrealized loss on hedged transaction, net of tax	(4)	(462)	(395)	(1,245)
Foreign currency translation adjustment	7,777	10,081	6,178	(4,555)
Comprehensive income	$24,658	$27,050	$59,038	$45,658

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2025	22,217,421	$—	$1,020,833	$(114,424)	$906,409
Net income	—	—	19,878	—	19,878
Unrealized loss on hedged transaction, net of tax	—	—	—	(230)	(230)
Foreign currency translation adjustment	—	—	—	3,966	3,966
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	339,444	2,218	—	—	2,218
Common stock repurchased, including excise tax	(489,737)	(5,094)	(15,991)	—	(21,085)
Share-based compensation	—	2,876	—	—	2,876
Balance at September 30, 2025	22,067,128	$—	$1,024,720	$(110,688)	$914,032
Net income	—	$—	$16,493	$—	$16,493
Unrealized loss on hedged transaction, net of tax	—	—	—	(161)	(161)
Foreign currency translation adjustment	—	—	—	(5,565)	(5,565)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	2,025	2	—	—	2
Common stock repurchased, including excise tax	(423,772)	(3,664)	(13,913)	—	(17,577)
Share-based compensation	—	3,662	—	—	3,662
Balance at December 31, 2025	21,645,381	$—	$1,027,300	$(116,414)	$910,886
Net income	—	$—	$16,885	$—	$16,885
Unrealized loss on hedged transaction, net of tax	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	7,777	7,777
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	13,144	(218)	—	—	(218)
Common stock repurchased, including excise tax	(877,484)	(3,740)	(29,283)	—	(33,023)
Share-based compensation	—	3,958	—	—	3,958
Balance at March 31, 2026	20,781,041	$—	$1,014,902	$(108,641)	$906,261

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$53,255	$51,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,851	23,095
Amortization of debt issue costs	525	289
Provision for doubtful accounts	5,376	7,699
Share-based compensation	10,491	8,388
Deferred income taxes	(1,609)	1,938
Change in fair value of contingent consideration	1,963	2,047
Finance lease interest	42	69
Changes in operating assets and liabilities:
Accounts receivable	7,334	13,441
Inventories	(1,272)	34,576
Prepaid expenses and other assets	(10,978)	8,013
Other non-current assets	2,037	4,344
Accounts payable	44,928	(50,359)
Accrued expenses and other liabilities	(886)	(5,632)
Income taxes payable	(3,654)	5,338
Net cash provided by operating activities	125,403	104,704
Cash flows from investing activities:
Capital expenditures	(6,769)	(5,769)
Cash paid for business acquisitions, net of cash acquired	(18,220)	(56,673)
Proceeds from sale of business, net of cash transferred	—	2,569
Net cash used in investing activities	(24,989)	(59,873)
Cash flows from financing activities:
Borrowings on revolving credit	189,385	38,336
Repayments on revolving credit	(189,385)	(38,386)
Borrowings on long-term debt	100,000	—
Repayments on long-term debt	(134,111)	(5,982)
Repayments on finance lease obligation	(763)	(818)
Debt issuance costs	(1,394)	—
Contingent consideration payments	(1,375)	—
Exercise of stock options	4,856	9,504
Taxes paid on settlement of equity awards	(2,855)	(4,819)
Common stock repurchased, including excise tax	(71,385)	(81,259)
Net cash used in financing activities	(107,027)	(83,424)
Effect of exchange rate changes on cash and cash equivalents	751	(580)
Decrease in cash and cash equivalents	(5,862)	(39,173)
Cash and cash equivalents at beginning of period	126,157	185,460
Cash and cash equivalents at end of period	$120,295	$146,287
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at March 31, 2026 and June 30, 2025, the results of operations for the quarters and nine months ended March 31, 2026 and 2025, the condensed consolidated statements of comprehensive income for the quarters and nine months ended March 31, 2026 and 2025, the condensed consolidated statements of shareholders' equity for the quarters and nine months ended March 31, 2026 and 2025 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2026 and 2025. The results of operations for the quarters and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the nine months ended March 31, 2026 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts were approximately $0.2 million and $0.1 million and are included in accounts payable on the condensed consolidated balance sheets at March 31, 2026 and June 30, 2025, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $1.5 million and $4.5 million for the quarter and nine months ended March 31, 2026, respectively, and $2.3 million and $8.1 million for the quarter and nine months ended March 31, 2025, respectively. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.2 million and $0.7 million for the quarter and nine months ended March 31, 2026 and March 31, 2025. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.0 million and $12.7 million for the quarter and nine months ended March 31, 2026, respectively, and $4.9 million and $14.3 million for the quarter and nine months ended March 31, 2025, respectively.

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

The changes in the allowance for doubtful accounts for the nine months ended March 31, 2026 are set forth in the table below.

	June 30, 2025	Amounts Charged to Expense	Write-offs	Other (1)	March 31, 2026
	(in thousands)
Trade accounts and current notes receivable allowance	$27,821	$5,376	$(3,887)	$(379)	$28,931
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the nine months ended March 31, 2026.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended March 31, 2026
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$724,747	$992	$725,739
Recurring revenue(a)	16,018	25,033	41,051
	$740,765	$26,025	$766,790

	Nine months ended March 31, 2026
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service:
Products and services	$2,149,765	$3,448	$2,153,213
Recurring revenue(a)	47,987	71,753	119,740
	$2,197,752	$75,201	$2,272,953

	Quarter ended March 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service
Products and services	$664,365	$864	$665,229
Recurring revenue(a)	14,068	25,550	39,618
	$678,433	$26,414	$704,847

	Nine months ended March 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
		(in thousands)
Revenue by product/service:
Products and services	$2,115,958	$2,074	$2,118,032
Recurring revenue(a)	38,051	71,841	109,892
	$2,154,009	$73,915	$2,227,924

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

	Quarter ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator:
Net income	$16,885	$17,431	$53,255	$51,458
Denominator:
Weighted-average shares, basic	21,305	23,275	21,732	23,746
Dilutive effect of share-based payments	273	329	281	419
Weighted-average shares, diluted	21,578	23,604	22,013	24,165

Net income per common share, basic	$0.79	$0.75	$2.45	$2.17
Net income per common share, diluted	$0.78	$0.74	$2.42	$2.13

For the quarter and nine months ended March 31, 2026, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 315,898 and 358,406, respectively. For the quarter and nine months ended March 31, 2025, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 241,641 and 245,303, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	March 31, 2026	June 30, 2025
	(in thousands)
Foreign currency translation adjustment	$(108,756)	$(114,934)
Unrealized gain on hedged transaction, net of tax	115	510
Accumulated other comprehensive loss	$(108,641)	$(114,424)

The tax effect of amounts in comprehensive loss reflect a tax benefit as follows:

	Quarter ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
	(in thousands)
Tax benefit	$(91)	$(146)	$(225)	$(352)

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2026, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Balance at June 30, 2025	$159,779	$71,041	$230,820
Additions	13,558	—	13,558
Foreign currency translation adjustment	556	(6)	550
Balance at March 31, 2026	$173,893	$71,035	$244,928

The following table shows changes in the amount recognized for net identifiable intangible assets for the nine months ended March 31, 2026.

Net Identifiable Intangible Assets
(in thousands)
Balance at June 30, 2025	$62,909
Additions	18,200
Amortization expense	(12,690)
Foreign currency translation adjustment	3
Balance at March 31, 2026	$68,422

Additions to goodwill and intangible assets are due to the acquisition of DataXoom Corp. (“DataXoom”) in October 2025. Intangible assets include trade name, developed technology and customer relationships.

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at March 31, 2026 and June 30, 2025.

	March 31, 2026	June 30, 2025
	(in thousands)
Current portion of long-term debt	$2,866	$7,861
Mississippi revenue bond, net of current portion	1,672	2,663
Senior secured term loan facility, net of current portion	97,500	125,625
Total debt	$102,038	$136,149

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

During the quarter and nine months ended March 31, 2026, all of the Company's borrowings under New Credit Agreement and Prior Credit Agreement were U.S. dollar loans. The spread in effect as of March 31, 2026 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at March 31, 2026 was 0.15%. The effective interest rates for the term loan were 4.67% and 5.43% as of March 31, 2026 and June 30, 2025, respectively. The New Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s leverage ratio must be less than or equal to 3.50 to 1.00. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the New Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the New Credit Agreement at March 31, 2026.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, was $1.2 million and $0.3 million during the nine month periods ended March 31, 2026 and 2025, respectively. There was $400.0 million and $350.0 million available for additional borrowings as of March 31, 2026 and June 30, 2025, respectively. The effective interest rates for the revolving line of credit were 4.65% and 5.46% as of March 31, 2026 and June 30, 2025, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of March 31, 2026 and June 30, 2025.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At March 31, 2026, the Company was in compliance with all covenants under this bond. The interest rates at March 31, 2026 and June 30, 2025 were 4.62% and 5.28%, respectively.

Debt Issuance Costs

At March 31, 2026, net debt issuance costs associated with the credit facilities, term loan and bond totaled $1.7 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $19.3 million and $26.2 million for the exchange of foreign currencies at March 31, 2026 and June 30, 2025, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2026 and 2025 are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$1,751	$1,446	$2,190	$(31)
Net foreign currency transactional and re-measurement (gains) losses	(1,352)	(1,316)	(785)	243
Net foreign currency exchange losses	$399	$130	$1,405	$212

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

Interest Rates - The Company’s earnings are affected by changes in interest rates due to the impact such changes have on interest expense associated with its floating-rate debt. To manage this exposure, the Company entered into separate interest rate swap agreements with a swap counterparty. These swaps include a notional amount of $50.0 million that matured on April 30, 2026, and a notional amount of $25.0 million maturing on March 31, 2028. The agreements are intended to mitigate interest risk by effectively converting a portion of the Company's borrowings from floating-rate to fixed-rate.

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings, but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended March 31, 2026 and 2025.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters and nine months ended March 31, 2026 and 2025, are as follows:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands)
Net interest income recognized as a result of interest rate swap	$(194)	$(315)	$(775)	$(1,214)
Unrealized gain (loss) in fair value of interest rate swap	189	(298)	248	(438)
Net decrease in accumulated other comprehensive income	(5)	(613)	(527)	(1,652)
Income tax benefit	(1)	(151)	(132)	(407)
Net decrease in accumulated other comprehensive income, net of tax	$(4)	$(462)	$(395)	$(1,245)

The Company used the following derivative instruments at March 31, 2026 and June 30, 2025, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		March 31, 2026		June 30, 2025
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$13	$—	$15
Interest rate swap agreement	Other non-current assets	$153	$—	$680	$—
Derivative liabilities:
Foreign currency hedge	Accrued expenses and other current liabilities	$43	$—	$290	$—

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, forward foreign currency exchange contracts, foreign currency hedge agreements, interest rate swap agreements and contingent consideration owed to the sellers of Advantix Solutions Group, Inc ("Advantix"), Secure Path Networks, LLC dba Resourcive ("Resourcive") and DataXoom. The carrying value of debt is considered to approximate fair value, as the Company’s debt instruments are indexed to a variable rate using the market approach (Level 2).

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at March 31, 2026:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$33,981	$33,981	$—	$—
Forward foreign currency exchange contracts	13	—	13	—
Interest rate swap agreement	153	—	153	—
Total assets at fair value	$34,147	$33,981	$166	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$33,981	$33,981	$—	$—
Foreign currency hedge	43	—	43	—
Liability for contingent consideration, current and non-current	29,040	—	—	29,040
Total liabilities at fair value	$63,064	$33,981	$43	$29,040

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

The following tables summarize the fair value of the Company's contingent consideration liabilities at March 31, 2026 and March 31, 2025:

	Contingent consideration for the quarter ended			Contingent consideration for the nine months ended
	March 31, 2026			March 31, 2026
	Specialty Technology Solutions	Intelisys & Advisory	Total	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$15,910	$12,690	$28,600	$6,660	$12,440	$19,100
Issuance of contingent consideration	—	—	—	9,352	—	9,352
Payments	—	—	—	(1,375)	—	(1,375)
Change in fair value of contingent consideration	410	30	440	1,683	280	1,963
Fair value at end of period	$16,320	$12,720	$29,040	$16,320	$12,720	$29,040

	Contingent consideration for the quarter ended			Contingent consideration for the nine months ended
	March 31, 2025			March 31, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$7,973	$10,370	$18,343	$—	$—	$—
Issuance of contingent consideration	—	—	—	7,500	9,700	17,200
Change in fair value of contingent consideration	94	810	904	567	1,480	2,047
Fair value at end of period	$8,067	$11,180	$19,247	$8,067	$11,180	$19,247

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
Specialty Technology Solutions

The fair value of the contingent consideration related to Advantix is determined using a static discounted cash flow model. The liability recognized at March 31, 2026 was $6.4 million, of which $1.7 million is classified as current. The change in fair value for the quarter and nine months ended March 31, 2026 and March 31, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount. The first earnout payment totaling $1.4 million was paid to the sellers of Advantix during the quarter ended September 30, 2025. Future earnout payments to the sellers of Advantix are payable based on results through fiscal year 2028.

The fair value of the contingent consideration related to DataXoom is determined using the Monte Carlo method. The liability recognized at March 31, 2026 was $9.9 million, of which $2.0 million is classified as current. The change in fair value for the quarter and nine months ended March 31, 2026 is primarily due to the recurring amortization of the unrecognized fair value discount, partially offset by a change in forecasted results. Earnout payments to the sellers of DataXoom are payable based on results from fiscal year 2026 and fiscal year 2028.

Intelisys & Advisory

The fair value of the contingent consideration related to Resourcive is determined using the Monte Carlo method. The liability recognized at March 31, 2026 was $12.7 million, all of which is classified as current and is due to the sellers of Resourcive during fiscal year 2027. The change in fair value for the quarter and nine months ended March 31, 2026 and March 31, 2025 is primarily due to the recurring amortization of the unrecognized fair value discount.

Significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liabilities by segment related to acquisitions at March 31, 2026 and March 31, 2025 were as follows.

	Significant observable inputs		Significant observable inputs
	March 31, 2026		March 31, 2025
Acquisition	Specialty Technology Solutions	Intelisys & Advisory	Specialty Technology Solutions	Intelisys & Advisory
Weighted-average payor credit spread	1.89%	1.90%	2.00%	2.00%
Weighted-average adjusted EBITDA risk premium	12.30%	12.10%	15.00%	12.90%
Adjusted EBITDA volatility	60.00%	45.00%	—	40.00%

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

Selected financial information about the Company's segments for the quarters and nine months ended March 31, 2026 and 2025 are presented below:

	Specialty Technology Solutions	Intelisys & Advisory	Corporate(a)	Total
Quarter ended March 31, 2026:
Net sales	$740,765	$26,025	$—	$766,790
Cost of sales	659,344	322	—	659,666
Gross profit	81,421	25,703	—	107,124
Other operating expenses(b)	66,288	17,558	158	84,004
Operating income (loss)	$15,133	$8,145	$(158)	$23,120

Other Segment Items
Depreciation and amortization(c)	$3,470	$2,243	$—	$5,713
Change in fair value of contingent consideration(d)	$410	$30	$—	$440
Capital expenditures	$(2,217)	$(182)	$—	$(2,399)

Quarter ended March 31, 2025:
Net sales	$678,433	$26,414	$—	$704,847
Cost of sales	604,439	206	—	604,645
Gross profit	73,994	26,208	—	100,202
Other operating expenses(b)	59,700	17,888	275	77,863
Operating income (loss)	$14,294	$8,320	$(275)	$22,339

Other Segment Items
Depreciation and amortization(c)	$5,016	$2,227	$248	$7,491
Change in fair value of contingent consideration(d)	$94	$810	$—	$904
Capital expenditures	$(1,329)	$(91)	$—	$(1,420)
(a) For the quarters ended March 31, 2026 and 2025, the amount in Other operating expenses unallocated to the segments include acquisition costs and cyberattack restoration costs.
(b) Primarily includes payroll and other employee expenses and other selling and general administrative expenses
(c) Depreciation and amortization expense is primarily included within Other operating expenses
(d)Change in fair value of contingent consideration is included within Other operating expenses

	Specialty Technology Solutions	Intelisys & Advisory	Corporate(a)	Total
Nine months ended March 31, 2026:
Net sales	$2,197,752	$75,201	$—	$2,272,953
Cost of sales	$1,954,200	$1,246	$—	$1,955,446
Gross profit	$243,552	$73,955	$—	$317,507
Other operating expenses(b)	$197,043	$52,478	$1,095	$250,616
Operating income (loss)	$46,509	$21,477	$(1,095)	$66,891

Other Segment Information
Depreciation and amortization(c)	$11,142	$6,709	$—	$17,851
Change in fair value of contingent consideration(d)	$1,683	$280	$—	$1,963
Capital expenditures	$(6,155)	$(614)	$—	$(6,769)

Nine months ended March 31, 2025:
Net sales	$2,154,009	$73,915	$—	$2,227,924
Cost of sales	$1,923,794	$586	$—	$1,924,380
Gross profit	$230,215	$73,329	$—	$303,544
Other operating expenses(b)	$185,105	$52,156	$7,870	$245,131
Operating income (loss)	$45,110	$21,173	$(7,870)	$58,413

Other Segment Information
Depreciation and amortization(c)	$14,759	$6,650	$1,686	$23,095
Change in fair value of contingent consideration(d)	$567	$1,480	$—	$2,047
Capital expenditures	$(5,423)	$(346)	$—	$(5,769)

(a) For the nine months ended March 31, 2026, the amounts in Other operating expenses shown above include acquisition costs and cyberattack restoration costs. For the nine months ended March 31, 2025, the amounts in Other operating expenses above include acquisition costs, cyberattack restoration costs, restructuring costs, and a legal settlement.

(b) Primarily includes payroll and other employee expenses and other selling and general administrative expenses.
(c) Depreciation and amortization expense is primarily included within Other operating expenses.
(d) Change in fair value of contingent consideration is included within Other operating expenses.

	Quarter ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands)
Sales by Geography Category:
United States	$711,067	$657,598	$2,102,963	$2,063,467
Brazil	56,509	47,883	173,089	171,830
Less intercompany sales	(786)	(634)	(3,099)	(7,373)
Net sales (a)	$766,790	$704,847	$2,272,953	$2,227,924

(a) Countries outside of the United States and Brazil represent less than 5.0% of net sales for the quarters and nine months ended March 31, 2026 and 2025.

	March 31, 2026	June 30, 2025
	(in thousands)
Assets:
Specialty Technology Solutions	$1,589,649	$1,564,119
Intelisys & Advisory	216,107	221,487
	$1,805,756	$1,785,606
Property and equipment, net by Geography Category:
United States	$14,353	$15,047
Brazil	19,418	16,122
	$33,771	$31,169

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at March 31, 2026 and the consolidated financial statements at June 30, 2025.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at March 31, 2026 and June 30, 2025:

		March 31, 2026	June 30, 2025
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$9,938	$10,258
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,596	$3,985
Long-term operating lease liabilities	Other long-term liabilities	$6,019	$6,972

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters ended March 31, 2026 and 2025. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$1,239	$1,113	$3,706	$3,329
Variable lease cost	458	398	1,246	1,072
	$1,697	$1,511	$4,952	$4,401

Supplemental cash flow information related to the Company's operating leases for the nine months ended March 31, 2026 and 2025 are presented in the table below:

	Nine months ended March 31,
	2026	2025
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$3,738	$3,039
Right-of-use assets obtained in exchange for lease obligations	1,637	5,035

The weighted-average remaining lease term and discount rate at March 31, 2026 are presented in the table below:

March 31, 2026
Weighted-average remaining lease term	2.71 years
Weighted-average discount rate	6.54%

The following table presents the maturities of the Company's operating lease liabilities at March 31, 2026:

Operating leases
(in thousands)
2026	$1,322
2027	5,039
2028	2,513
2029	1,690
2030	1,116
Thereafter	82
Total future payments	11,762
Less: amounts representing interest	1,147
Present value of lease payments	$10,615
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

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. There were no deposits or releases from the escrow account during the quarter ended March 31, 2026. During the fiscal year ended June 30, 2025, there were no deposits into the escrow account; however, $0.2 million was released from the escrow account. The amount available after the impact of foreign currency translation, as of March 31, 2026 and June 30, 2025, for future pre-acquisition contingency settlements or to be released to the sellers was $3.5 million and $3.4 million, respectively.

The Company has recorded pre-acquisition contingencies and corresponding indemnification receivables related to Network1 of $3.8 million and $3.7 million at March 31, 2026 and June 30, 2025, respectively. These balances are presented as other non-current liabilities and other non-current assets in the Consolidated Balance Sheets. The amount of reasonably possible undiscounted pre-acquisition contingencies as of March 31, 2026 is estimated to range from $3.8 million to $15.6 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

(13) Income Taxes

Income taxes for the quarters ended March 31, 2026 and 2025 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision. There were no material discrete items recognized during the quarters ended March 31, 2026 and March 31, 2025.

The Company’s effective tax rate of 29.8% and 24.4% for the quarter and nine months ended March 31, 2026, respectively, differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, and state income taxes. The Company's effective tax rate was 28.0% and 23.1% for the quarter and nine months ended March 31, 2025, respectively.

As of March 31, 2026, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. During the quarter ended March 31, 2026, foreign subsidiaries did not repatriate cash to the United States. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $0.7 million of total gross unrecognized tax benefits at March 31, 2026 and June 30, 2025, respectively. At March 31, 2026, approximately $0.6 million of this total represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At March 31, 2026 and June 30, 2025, the Company had approximately $1.0 million accrued for interest and penalties.

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

On October 20, 2025, ScanSource completed the acquisition of DataXoom, a connectivity provider dedicated to supporting purpose-built mobile deployments across our current supplier line card and beyond. The initial cash purchase price totaled $18.4 million. During the quarter ended March 31, 2026, the Company received $0.1 million due to working capital adjustments in accordance with the share purchase agreement. In addition, the initial contingent consideration is valued at $13.4 million. DataXoom complements our Advantix investment and is included in the Specialty Technology Solutions segment. The allocation of the purchase prices to the assets and liabilities acquired, including measuring the fair value of certain assets and liabilities, have not been concluded as of the reporting date.

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

The Company continues to evaluate acquisitions on an on-going basis and has recognized $0.1 million and $0.9 million in acquisition-related costs for the quarter and nine months ended March 31, 2026, respectively, and $0.2 million and $0.8 million for the quarter and nine months ended March 31, 2025, respectively. Acquisition-related costs are included in selling, general and administrative expenses on the Condensed Consolidated Income Statements.

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

Recent Developments

Impact of the Macroeconomic Environment, Including Growth Outlook, Inflation and Tariffs

The macroeconomic environment, including the economic impacts of growth outlook, inflationary pressures, tariffs and evolving geopolitical conflicts and trade relationships, continues to create significant uncertainty and may adversely affect our financial condition and results of operations. In 2026, the U.S. Supreme Court invalidated the tariffs imposed under the International Emergency Economic Powers Act (IEEPA); however, certain other tariffs remain in effect and the current administration has indicated that it will continue seeking to implement tariffs through other statutory authorities. Further, the ongoing conflict with Iran and geopolitical tensions has resulted in volatility in the global energy and commodity markets and increased uncertainty in the macroeconomic environment. International trade policy and diplomatic dynamics continue to shift, and the full implications remain uncertain. We remain mindful of the potential impact these conditions could have on our channel sales partners, suppliers and end-user demand. We are actively monitoring changes to the global macroeconomic environment and assessing the potential impacts these challenges may have on our financial condition, results of operations and liquidity. We expect to pass through to our channel sales partners any supplier price increases resulting from tariffs or other factors. We are also mitigating related risks through strategic planning and maintaining financial flexibility; however, we cannot predict the effectiveness of our mitigation strategies or the ultimate impact of tariffs and the global macroeconomic environment on our financial condition or results of operations.

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

Results of Operations

Net Sales

We have two reportable segments, which are based on sales channels. The following tables summarize our net sales results by operating segment and by geographic location for the quarters and nine months ended March 31, 2026 and 2025:

	Quarter ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2026	2025	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$740,765	$678,433	$62,332	9.2%	8.0%
Intelisys & Advisory	26,025	26,414	(389)	(1.5)%	(1.5)%
Total net sales	$766,790	$704,847	$61,943	8.8%	7.6%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2026	2025	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$2,197,752	$2,154,009	$43,743	2.0%	1.1%
Intelisys & Advisory	75,201	73,915	1,286	1.7%	0.7%
Total net sales	$2,272,953	$2,227,924	$45,029	2.0%	1.1%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions, is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to channel partners primarily in the United States and Brazil. For the quarter ended March 31, 2026, net sales increased $62.3 million, or 9.2%, compared to the prior-year period. Excluding the impact of acquisitions and the impact of foreign exchange rate fluctuations, adjusted net sales increased $54.1 million, or 8.0%, for the quarter ended March 31, 2026. The increase for the quarter is primarily a result of growth across most technologies in North America. For the nine months ended March 31, 2026, net sales increased $43.7 million, or 2.0%, compared to the prior-year period. Excluding the impact from acquisitions and the impact from foreign exchange rate fluctuations, adjusted net sales increased $24.4 million, or 1.1%, for the nine months ended March 31, 2026, compared to the prior-year period. The increase in net sales for the nine months ended March 31, 2026 is primarily due to growth across most technologies in North America.
Intelisys & Advisory

The Intelisys & Advisory segment consists of sales and services to both channel partners (Intelisys) and end users (Advisory) in the United States. For the quarter ended March 31, 2026, net sales decreased $0.4 million, or 1.5%, compared to the prior-year period. The decrease in net sales for the quarter ended March 31, 2026 primarily reflects lower Resourcive sales. For the nine months ended March 31, 2026, net sales increased $1.3 million, or 1.7%, compared to the prior-year periods. The increase in net sales for the nine months ended March 31, 2026 primarily reflects higher Intelisys sales. Excluding the impact of acquisitions, adjusted net sales increased $0.5 million, or 0.7%, for the nine months ended March 31, 2026. Quarterly annualized net billings for Intelisys totaled approximately $2.88 billion.

	Quarter ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Geography:	2026	2025	$ Change	% Change
	(in thousands)
United States	$710,281	$656,964	$53,317	8.1%	7.7%
Brazil	56,509	47,883	8,626	18.0%	6.2%
Total net sales (b)	$766,790	$704,847	$61,943	8.8%	7.6%

	Nine months ended March 31,				% Change, Constant Currency, Excluding Acquisitions (a)
	2026	2025	$ Change	% Change
	(in thousands)
United States	$2,099,864	$2,056,094	$43,770	2.1%	1.7%
Brazil	173,089	171,830	1,259	0.7%	(5.8)%
Total net sales (b)	$2,272,953	$2,227,924	$45,029	2.0%	1.1%
(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.
(b) Countries outside of the United States and Brazil represent less than 5.0% of net sales for the quarters and nine months ended March 31, 2026 and 2025.

Gross Profit

The following table summarizes our gross profit for the quarters and nine months ended March 31, 2026 and 2025:

	Quarter ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Specialty Technology Solutions	$81,421	$73,994	$7,427	10.0%	11.0%	10.9%
Intelisys & Advisory	25,703	26,208	(505)	(1.9)%	98.8%	99.2%
Gross profit	$107,124	$100,202	$6,922	6.9%	14.0%	14.2%

	Nine months ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Specialty Technology Solutions	$243,552	$230,215	$13,337	5.8%	11.1%	10.7%
Intelisys & Advisory	73,955	73,329	626	0.9%	98.3%	99.2%
Gross profit	$317,507	$303,544	$13,963	4.6%	14.0%	13.6%

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

Specialty Technology Solutions

For the quarter ended March 31, 2026, gross profit dollars for the Specialty Technology Solutions segment increased $7.4 million, or 10.0%, compared to the prior-year quarter. Higher sales volumes, after considering cost of goods sold, increased gross profit by $6.8 million, and favorable supplier recognition program increased gross profit by $0.6 million. Gross profit margin increased slightly over the prior-year quarter to 11.0%.

For the nine months ended March 31, 2026, gross profit dollars increased $13.3 million, or 5.8%, compared to the prior-year period. Favorable supplier program recognition and sales mix increased gross profit by $8.7 million, and higher sales volumes, after considering cost of goods sold, increased gross profit by $4.7 million. Gross profit margin increased 39 basis points over the prior-year period to 11.1%.

Intelisys & Advisory

For the quarter ended March 31, 2026, gross profit dollars for the Intelisys & Advisory segment decreased $0.5 million, or 1.9%, compared to the prior-year quarter. Lower sales volumes, decreased gross profit for the quarter. Gross profit margin decreased 46 basis points compared to the prior-year quarter to 98.8%.

For the nine months ended March 31, 2026, gross profit dollars increased $0.6 million, or 0.9%, compared to the prior-year period. Higher sales volume primarily attributable to Intelisys sales growth increased gross profit for the nine months ended March 31, 2026 by $1.3 million. The increase in gross profit was partially offset by a less favorable sales mix of $0.7 million due to a higher mix of services. Gross profit margin decreased 86 basis points over the prior-year period to 98.3%.

Operating Expenses

The following table summarizes our operating expenses for the quarters and nine months ended March 31, 2026 and 2025:

	Quarter ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Selling, general and administrative expenses	$78,066	$69,698	$8,368	12.0%	10.2%	9.9%
Depreciation expense	1,497	2,320	(823)	(35.5)%	0.2%	0.3%
Intangible amortization expense	4,001	4,941	(940)	(19.0)%	0.5%	0.7%
Change in fair value of contingent consideration	440	904	(464)	(51.3)%	0.1%	0.1%
Operating expenses	$84,004	$77,863	$6,141	7.9%	11.0%	11.0%

	Nine months ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Selling, general and administrative expenses	$231,455	$215,324	$16,131	7.5%	10.2%	9.7%
Depreciation expense	4,508	8,079	(3,571)	(44.2)%	0.2%	0.4%
Intangible amortization expense	12,690	14,300	(1,610)	(11.3)%	0.6%	0.6%
Restructuring and other charges	—	5,381	(5,381)	(100.0)%	0.0%	0.2%
Change in fair value of contingent consideration	1,963	2,047	(84)	(4.1)%	0.1%	0.1%
Operating expenses	$250,616	$245,131	$5,485	2.2%	11.0%	11.0%
*nm - percentages are not meaningful

Selling, general and administrative expenses (“SG&A”) increased by $8.4 million, or 12.0%, and $16.1 million, or 7.5%, for the quarter and nine months ended March 31, 2026, respectively, compared to the prior-year periods. The increase for the quarter and nine months ended March 31, 2026 is primarily attributable to increased costs for employee-related expenses and costs related to acquisitions. SG&A includes customer specific bad debt expenses in Brazil for the nine months ended March 31, 2026.

The decrease in depreciation expense of $0.8 million and $3.6 million during the quarter and nine months ended March 31, 2026, respectively, is largely due to certain ERP software assets being fully depreciated in the previous fiscal year.

Restructuring and other charges of $5.4 million were incurred in the nine months ended March 31, 2025. Restructuring and other charges relate to employee separation and benefit costs in connection with our expense reduction and restructuring plans implemented during the prior fiscal year.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded a fair value adjustment expense of $0.4 million and $2.0 million in the quarter and nine months ended March 31, 2026, respectively. The expense from changes in fair value of contingent consideration for the quarter and nine months ended March 31, 2026 is largely due to the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters and nine months ended March 31, 2026 and 2025:

	Quarter ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Specialty Technology Solutions	$15,133	$14,294	$839	5.9%	2.0%	2.1%
Intelisys & Advisory	8,145	8,320	(175)	(2.1)%	31.3%	31.5%
Corporate	(158)	(275)	117	*nm	*nm	*nm
Operating income	$23,120	$22,339	$781	3.5%	3.0%	3.2%

	Nine months ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Specialty Technology Solutions	$46,509	$45,110	$1,399	3.1%	2.1%	2.1%
Intelisys & Advisory	21,477	21,173	304	1.4%	28.6%	28.6%
Corporate	(1,095)	(7,870)	6,775	*nm	*nm	*nm
Operating income	$66,891	$58,413	$8,478	14.5%	2.9%	2.6%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $0.8 million, or 5.9%, and $1.4 million, or 3.1%, for the quarter and nine months ended March 31, 2026, respectively, compared to the prior-year periods. Operating margin was 2.0% and 2.1% for the quarter and nine months ended March 31, 2026, respectively. The increase in operating income for the quarter and nine months ended March 31, 2026 is primarily due to higher gross profits.

Intelisys & Advisory

For the Intelisys & Advisory segment, operating income decreased $0.2 million, or 2.1% for the quarter ended March 31, 2026. The decrease in operating income for the quarter ended March 31, 2026 is primarily due to lower advisory sales in the quarter. Operating income increased $0.3 million, or 1.4% for the nine months ended March 31, 2026. The increase in operating income is primarily the result of higher Intelisys sales.

Corporate

For the quarter and nine months ended March 31, 2026, Corporate operating losses of $0.2 million and $1.1 million, respectively, primarily represents acquisition-related costs. For the quarter and nine months ended March 31, 2025, Corporate operating losses of $0.3 million and $7.9 million, respectively, represent restructuring, acquisition-related costs and a legal settlement incurred in December 2024.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters and nine months ended March 31, 2026 and 2025:

	Quarter ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Interest expense	$1,303	$1,836	$(533)	(29.0)%	0.2%	0.3%
Interest income	(2,451)	(2,841)	390	(13.7)%	(0.3)%	(0.4)%
Net foreign exchange losses	399	130	269	206.9%	0.1%	0.0%
Other, net	(183)	(1,012)	829	(81.9)%	(0.0)%	(0.1)%
Total other (income) expense, net	$(932)	$(1,887)	$955	(50.6)%	(0.1)%	(0.3)%

	Nine months ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Interest expense	$5,163	$5,914	$(751)	(12.7)%	0.2%	0.3%
Interest income	(8,994)	(8,193)	(801)	9.8%	(0.4)%	(0.4)%
Net foreign exchange losses	1,405	212	1,193	562.7%	0.1%	0.0%
Other, net	(1,152)	(6,418)	5,266	nm*	(0.1)%	(0.3)%
Total other (income) expense, net	$(3,578)	$(8,485)	$4,907	(57.8)%	(0.2)%	(0.4)%
*nm - percentages are not meaningful

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased for the quarter and nine months ended March 31, 2026 compared to the prior-year periods, primarily from lower average borrowings on our term loan credit facility and lower interest rates.

Interest income for the quarter and nine months ended March 31, 2026 was generated from interest income on cash balances and customer receivables.

Net foreign exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, which are offset by net foreign exchange forward contracts gains and losses. Foreign exchange gains and losses are primarily generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real and the Canadian dollar versus the U.S. dollar. We partially offset foreign currency exposure with the use of foreign exchange contracts to hedge against these exposures. The costs associated with foreign exchange forward contracts are included in the net foreign exchange losses.

Other net income decreased for the quarter ended March 31, 2026 compared to the prior-year quarter, due to a $0.8 million insurance recovery in connection with the cybersecurity attack that occurred in fiscal year 2023. Other net income decreased for the nine months ended March 31, 2026 due to a larger insurance recovery of $6.4 million related to the cybersecurity attack recognized in the prior year period.

Provision for Income Taxes

For the quarter and nine months ended March 31, 2026, income tax expense was $7.2 million and $17.2 million, respectively, reflecting an effective tax rate of 29.8% and 24.4%, respectively. In comparison, for the quarter and nine months ended March 31, 2025, income tax expense was $6.8 million and $15.4 million, respectively, reflecting an effective tax rate of 28.0% and 23.1%, respectively. We expect the effective tax rate, excluding discrete items, for fiscal year 2026 to be approximately 27.9% to 28.2%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended March 31, 2026 and 2025, respectively:

	Quarter ended March 31,
	2026	2025
Adjusted return on invested capital ratio, annualized (a)	14.3%	13.6%

(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 90 days in the current and in the prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$16,885	$17,431
Plus: Interest expense	1,303	1,836
Plus: Income taxes	7,167	6,795
Plus: Depreciation and amortization	5,713	7,492
EBITDA (non-GAAP)	31,068	33,554
Plus: Change in fair value of contingent consideration	440	904
Plus: Share-based compensation	3,955	2,896
Plus: Acquisition costs (a)	142	204
Plus: Cyberattack restoration costs	16	71
Plus: Tax recovery	—	(1,820)
Plus: Insurance recovery, net of payments	—	(756)
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$35,621	$35,053

	Quarter ended March 31,
	2026	2025
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$910,886	$900,662
Equity – end of the quarter	906,261	901,746
Plus: Change in fair value of contingent consideration, net of tax	330	681
Plus: Share-based compensation, net	2,963	2,176
Plus: Acquisition costs (a)	141	204
Plus: Cyberattack restoration costs, net	12	54
Plus: Tax recovery, net	—	(1,201)
Plus: Insurance recovery, net of payments	—	(570)
Average equity	910,297	901,876
Average funded debt (b)	103,210	140,207
Invested capital (denominator for adjusted ROIC) (non-GAAP) (c)	$1,013,507	$1,042,083

(a) Acquisition costs are generally non-deductible for tax purposes.
(b)Average funded debt is calculated as the daily average amounts outstanding on our short-term and long-term interest-bearing debt.
(c)The annualized adjusted EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for a leap year. There were 90 days in the current quarter and the prior-year quarter.

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

Net Sales by Segment:
	Quarter ended March 31,
	2026	2025	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$740,765	$678,433	$62,332	9.2%
Foreign exchange impact (a)	(5,679)	—
Less: Acquisitions	(2,519)	—
Non-GAAP net sales	$732,567	$678,433	$54,134	8.0%

Intelisys & Advisory:
Net sales, reported	$26,025	$26,414	$(389)	(1.5)%

Consolidated:
Net sales, reported	$766,790	$704,847	$61,943	8.8%
Foreign exchange impact (a)	(5,679)	—
Less: Acquisitions	(2,519)	—
Non-GAAP net sales	$758,592	$704,847	$53,745	7.6%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2026 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2025.

Net Sales by Segment:
	Nine months ended March 31,
	2026	2025	$ Change	% Change
Specialty Technology Solutions	(in thousands)
Net sales, reported	$2,197,752	$2,154,009	$43,743	2.0%
Foreign exchange impact (a)	(11,176)	—
Less: Acquisitions	(11,723)	(3,512)
Non-GAAP net sales	$2,174,853	$2,150,497	$24,356	1.1%

Intelisys & Advisory
Net sales, reported	$75,201	$73,915	$1,286	1.7%
Less: Acquisitions	(1,336)	(577)
Non-GAAP net sales	$73,865	$73,338	$527	0.7%

Consolidated:
Net sales, reported	$2,272,953	$2,227,924	$45,029	2.0%
Foreign exchange impact (a)	(11,176)	—
Less: Acquisitions	(13,059)	(4,089)
Non-GAAP net sales	$2,248,718	$2,223,835	$24,883	1.1%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2026 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2025.

Net Sales by Geography:
	Quarter ended March 31,
	2026	2025	$ Change	% Change
United States:	(in thousands)
Net sales, reported (a)	$710,281	$656,964	$53,317	8.1%
Less: Acquisitions	(2,519)	—
Non-GAAP net sales	$707,762	$656,964	$50,798	7.7%

Brazil:
Net sales, reported (b)	$56,509	$47,883	$8,626	18.0%
Foreign exchange impact (c)	(5,679)	—
Non-GAAP net sales	$50,830	$47,883	$2,947	6.2%

Consolidated:
Net sales, reported	$766,790	$704,847	$61,943	8.8%
Foreign exchange impact (c)	(5,679)	—
Less: Acquisitions	(2,519)	—
Non-GAAP net sales	$758,592	$704,847	$53,745	7.6%

(a) Includes net sales in Canada that are supported by U.S. operations and represent less than 5% of United States net sales for the quarters ended March 31, 2026 and 2025.
(b) Includes net sales from outside of the United States, Canada and Brazil, which represent less than 0.1% of Brazil net sales for the quarters ended March 31, 2026 and 2025.
(c) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended March 31, 2026 into U.S. dollars using the average foreign exchange rates for the quarter ended March 31, 2025.

	Nine months ended March 31,
	2026	2025	$ Change	% Change
United States:	(in thousands)
Net sales, reported (a)	$2,099,864	$2,056,094	$43,770	2.1%
Less: Acquisitions	(13,059)	(4,089)
Non-GAAP net sales	2,086,805	2,052,005	$34,800	1.7%

Brazil:
Net sales, reported (b)	$173,089	$171,830	$1,259	0.7%
Foreign exchange impact (c)	(11,176)	—
Non-GAAP net sales	$161,913	$171,830	$(9,917)	(5.8)%

Consolidated:
Net sales, reported	$2,272,953	$2,227,924	$45,029	2.0%
Foreign exchange impact (b)	(11,176)	—
Less: Acquisitions	(13,059)	(4,089)
Non-GAAP net sales	$2,248,718	$2,223,835	$24,883	1.1%

(a) Includes net sales in Canada that are supported by U.S. operations and represent less than 5.0% of United States net sales for the nine months ended March 31, 2026 and 2025.
(b) Includes net sales from outside of the United States, Canada and Brazil, which represent less than 0.1% of Brazil net sales for the nine months ended March 31, 2026 and 2025.
(c) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the nine months ended March 31, 2026 into U.S. dollars using the average foreign exchange rates for the nine months ended March 31, 2025.

Operating Income by Segment:
	Quarter ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$15,133	$14,294	$839	5.9%	2.0%	2.1%
Adjustments:
Amortization of intangible assets	1,812	2,753	(941)
Change in fair value of contingent consideration	410	94	316
Tax recovery, net	—	(1,820)	1,820
Non-GAAP operating income	$17,355	$15,321	$2,034	13.3%	2.3%	2.3%

Intelisys & Advisory:
GAAP operating income	$8,145	$8,320	$(175)	(2.1)%	31.3%	31.5%
Adjustments:
Amortization of intangible assets	2,189	2,188	1
Change in fair value of contingent consideration	30	810	(780)
Non-GAAP operating income	$10,364	$11,318	$(954)	(8.4)%	39.8%	42.8%

Corporate:
GAAP operating loss	$(158)	$(275)	$117	*nm	*nm	*nm
Adjustments:
Acquisition costs	142	204	(62)
Cyberattack restoration costs	16	71	(55)
Non-GAAP operating income	$—	$—	$—	*nm	*nm	*nm

Consolidated:
GAAP operating income	$23,120	$22,339	$781	3.5%	3.0%	3.2%
Adjustments:
Amortization of intangible assets	4,001	4,941	(940)
Change in fair value of contingent consideration	440	904	(464)
Tax recovery (a)	—	(1,820)	1,820
Acquisition costs	142	204	(62)
Cyberattack restoration costs	16	71	(55)
Non-GAAP operating income	$27,719	$26,639	$1,080	4.1%	3.6%	3.8%
(a) Recovery of prior period withholding taxes in Brazil.
*nm - percentages are not meaningful

Operating Income by Segment:
	Nine months ended March 31,				% of Net Sales March 31,
	2026	2025	$ Change	% Change	2026	2025
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$46,509	$45,110	$1,399	3.1%	2.1%	2.1%
Adjustments:
Amortization of intangible assets	6,125	7,769	(1,644)
Change in fair value of contingent consideration	1,683	567	1,116
Tax recovery (a)	(789)	(2,570)	1,781
Non-GAAP operating income	$53,528	$50,876	$2,652	5.2%	2.4%	2.4%

Intelisys & Advisory:
GAAP operating income	$21,477	$21,173	$304	1.4%	28.6%	28.6%
Adjustments:
Amortization of intangible assets	6,565	6,531	34
Change in fair value of contingent consideration	280	1,480	(1,200)
Non-GAAP operating income	$28,322	$29,184	$(862)	(3.0)%	37.7%	39.5%

Corporate:
GAAP operating loss	$(1,095)	$(7,870)	$6,775	*nm	*nm	*nm
Adjustments:
Cyberattack restoration costs	99	177	(78)
Acquisition costs	996	733	263
Restructuring costs	—	5,381	(5,381)
Legal settlement	—	1,579	(1,579)
Non-GAAP operating income	$—	$—	$—	*nm	*nm	*nm

Consolidated:
GAAP operating income	$66,891	$58,413	$8,478	14.5%	2.9%	2.6%
Adjustments:
Amortization of intangible assets	12,690	14,300	(1,610)
Change in fair value of contingent consideration	1,963	2,047	(84)
Cyberattack restoration costs	99	177	(78)
Tax recovery (a)	(789)	(2,570)	1,781
Acquisition costs	996	733	263
Restructuring costs	—	5,381	(5,381)
Legal settlement	—	1,579	(1,579)
Non-GAAP operating income	$81,850	$80,060	$1,790	2.2%	3.6%	3.6%
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

	Quarter ended March 31, 2026
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Insurance recovery	Tax recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$78,066	$—	$—	$(142)	$—	$—	$(16)	$77,908
Operating income	23,120	4,001	440	142	—	—	16	27,719
Pre-tax income	24,052	4,001	440	142	—	—	16	28,651
Net income	16,885	3,003	330	142	—	—	12	20,372
Diluted EPS	$0.78	$0.14	$0.02	$0.01	$—	$—	$—	$0.94

	Quarter ended March 31, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Insurance recovery	Tax recovery	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$69,698	$—	$—	$(204)	$—	$1,820	$(71)	$71,243
Operating income	22,339	4,941	904	204	—	(1,820)	71	26,639
Pre-tax income	24,226	4,941	904	204	(756)	(1,820)	71	27,770
Net income	17,431	3,699	681	204	(570)	(1,201)	54	20,298
Diluted EPS	$0.74	$0.16	$0.03	$0.01	$(0.02)	$(0.05)	$—	$0.86

(a) Acquisition costs for the quarters ended March 31, 2026 and 2025 are generally nondeductible for tax purposes.

	Nine months ended March 31, 2026
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Insurance recovery	Legal settlement	Non-GAAP measure

SG&A expenses	$231,455	$—	$—	$(996)	$—	$789	$(99)	$—	$—	$231,149
Operating income	66,891	12,690	1,963	996	—	(789)	99	—	—	81,850
Pre-tax income	70,469	12,690	1,963	996	—	(789)	99	(838)	—	84,590
Net income	53,255	9,490	1,474	994	—	(2,991)	72	(629)	—	61,665
Diluted EPS	$2.42	$0.43	$0.07	$0.05	$—	$(0.14)	$—	$(0.03)	$—	$2.80

	Nine months ended March 31, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Insurance recovery	Legal settlement	Non-GAAP measure

SG&A expenses	$215,324	$—	$—	$(733)	$—	$2,570	$(177)	$—	$(1,579)	$215,405
Operating income	58,413	14,300	2,047	733	5,381	(2,570)	177	—	1,579	80,060
Pre-tax income	66,898	14,300	2,047	733	5,381	(2,570)	177	(5,624)	1,579	82,921
Net income	51,458	10,709	1,542	733	4,054	(3,761)	133	(4,237)	1,189	61,820
Diluted EPS	$2.13	$0.44	$0.06	$0.03	$0.17	$(0.16)	$0.01	$(0.18)	$0.05	$2.56

(a) Acquisition costs for the nine months ended March 31, 2026 and 2025 are generally nondeductible for tax purposes.

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

Our cash and cash equivalents balance totaled $120.3 million at March 31, 2026, compared to $126.2 million at June 30, 2025, including $33.8 million and $46.3 million held outside of the United States at March 31, 2026 and June 30, 2025, respectively. Checks released but not yet cleared in the amount of $0.2 million and $0.1 million are included in accounts payable at March 31, 2026 and June 30, 2025, respectively.

We conduct business primarily in the United States and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, decreased $52.3 million to $468.4 million at March 31, 2026 from $520.7 million at June 30, 2025, as a result of an increase in accounts payable and a decrease in accounts receivable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from channel sales partners, increases and decreases to inventory levels, and payments to vendors.

	Nine months ended
	March 31,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	$125,403	$104,704
Investing activities	(24,989)	(59,873)
Financing activities	(107,027)	(83,424)

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash provided by operating activities was $125.4 million and $104.7 million for the nine months ended March 31, 2026 and March 31, 2025, respectively. Cash provided by operating activities for the nine months ended March 31, 2026 is primarily attributable to net income and changes in working capital balances. Compared to March 31, 2025, accounts payable and accounts receivable increased 19.6% and 11.7%, respectively.

The number of days sales outstanding ("DSO") was 74 days at March 31, 2026, compared to 70 days at June 30, 2025 and 72 days at March 31, 2025. Inventory turned 5.4 times during the quarter ended March 31, 2026, compared to 5.9 times during the quarter ended June 30, 2025 and 5.0 times in the prior-year quarter ended March 31, 2025.

Cash used in investing activities for the nine months ended March 31, 2026 was $25.0 million, compared to cash used in investing activities of $59.9 million in the prior-year period. Cash used in investing activities for the nine months ended March 31, 2026 represents cash paid for acquisitions and capital expenditures. Cash used in investing activities for the nine months ended March 31, 2025 represents cash paid for acquisitions and capital expenditures offset by cash received for disposal of business.

Management expects capital expenditures for fiscal year 2026 to range from $8.0 million to $10.0 million, primarily for IT and warehouse investments.

For the nine months ended March 31, 2026 and March 31, 2025, cash used in financing activities totaled $107.0 million and $83.4 million, respectively. Cash used in financing activities for the nine months ended March 31, 2026 represents common stock repurchases and repayments on long-term debt. Cash used in financing activities for the nine months ended March 31, 2025 is primarily attributable to common stock repurchases.

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

During the quarter and nine months ended March 31, 2026, all of the Company's borrowings under New Credit Agreement and Prior Credit Agreement were U.S. dollar loans. The spread in effect as of March 31, 2026 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at March 31, 2026 was 0.15%. The effective interest rates for the term loan were 4.67% and 5.43% as of March 31, 2026 and June 30, 2025, respectively. The New Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s leverage ratio must be less than or equal to 3.50 to 1.00. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the New Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the New Credit Agreement at March 31, 2026.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, was $1.2 million and $0.3 million during the nine-month periods ended March 31, 2026 and 2025, respectively. There was $400.0 million and $350.0 million available for additional borrowings as of March 31, 2026 and June 30, 2025, respectively. The effective interest rates for the revolving line of credit were 4.65% and 5.46% as of March 31, 2026 and June 30, 2025, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of March 31, 2026 and June 30, 2025.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at March 31, 2026. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at March 31, 2026. During the quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In April 2025, our Board of Directors approved a $200.0 million share repurchase authorization. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended March 31, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1 - 31, 2026	159,996	$ 40.61	159,996	$ 172,576,141
February 1 - 28, 2026	278,908	$ 37.16	278,908	$ 162,211,719
March 1 - 31, 2026	444,679	$ 36.15	438,580	$ 146,358,365
Total	883,583		877,484	$ 146,358,365

(1) Shares withheld from employees' stock-based awards to satisfy required tax withholding obligations totaled 6,099 for the month of March 2026. There were no shares withheld during the months of January and February 2026.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended March 31, 2026, none of our directors or our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

Exhibit Number	Description

10.1 (a)	Amendment No. 24 to Cisco Nonexclusive Value Added Distributor Agreement

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

101 (a)
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2026 and June 30, 2025; (ii) the Condensed Consolidated Income Statements for the quarters and nine months ended March 31, 2026 and 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended March 31, 2026 and 2025; (iv) the Condensed Consolidated Statements of Shareholder's Equity for the quarters and nine months ended March 31, 2026 and 2025; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104 (a)	Cover page Inline XBRL File (Included in Exhibit 101)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	May 7, 2026	/s/ MICHAEL L. BAUR
Michael L. Baur
Chair, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2026	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2026	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)