Form 10-K
period 2026-06-30
SCANSOURCE, INC.
filed 2026-08-20
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
  _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant at December 31, 2025 was $821,623,038, as computed by reference to the closing price of such stock on such date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2026
Common Stock, no par value	20,142,812 shares
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its definitive proxy statement for its 2026 Annual Meeting of Shareholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2026.

FORWARD-LOOKING STATEMENTS

Forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are included in the “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “hopes,” “forecasts,” “seeks,” “estimates,” “goals,” “projects,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on forward-looking statements as actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, tariffs and changes in trade policy, the failure to manage and implement the Company's growth strategy, the Company's ability to realize the synergies or other benefits from acquisitions, credit risks involving the Company's larger channel sales partners and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, including new or increased tariffs, risk to the Company's business from a cyberattack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major channel sales partners, relationships with the Company's key suppliers and channel sales partners or a termination or a significant modification of the terms under which it operates with such suppliers and channel sales partners, changes in the Company's operating strategy and other factors set forth in “Risk Factors” contained herein.

PART I

ITEM 1.    Business.

ScanSource, Inc. (together with its subsidiaries referred to as the “Company,” “ScanSource,” “we,” “us,” or “our”) is a leading technology distributor uniquely positioned to address complex, converging technologies and to accelerate growth for channel sales partners across hardware, software as a service (“SaaS”), connectivity and cloud services. ScanSource uses multiple sales models to offer technology solutions from leading suppliers of specialty technologies, connectivity and cloud services. The Company operates primarily in the United States and Brazil. We provide technology solutions and services from more than 500 leading suppliers of mobility and barcode, point-of-sale (“POS”), payment terminals, physical security, networking, communications, connectivity and cloud services. The Company's two operating segments, Specialty Technology Solutions and Intelisys & Advisory, represent the different sales models we use in executing our technology growth strategy.

ScanSource was incorporated in South Carolina in 1992 and serves approximately 25,000 channel sales partners. Net sales for fiscal year ended June 30, 2026 totaled $3.23 billion. Our common stock trades on the NASDAQ Global Select Market under the symbol “SCSC.”

Our channel sales partners include businesses of all sizes that sell to end users across many industries. Our channel sales partners include value-added resellers (“VARs”), advisors, independent sales organizations (“ISOs”), independent software vendors (“ISVs”), and managed service providers (“MSPs”). These channel sales partners provide us with multiple routes-to-market. We align our teams, tools and processes around all of our channel sales partners to help them grow through providing specialized expertise, creating efficiencies and generating end-user demand for business solutions. We enable our channel sales partners to create, deliver and grow technology offerings for end users across almost every vertical market in the United States and Brazil.

Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating complex, converging technology solutions through growing an ecosystem of channel sales partners leveraging our people, processes, and tools. Our goal is to provide exceptional experiences for our channel sales partners, suppliers, and people through operational excellence. Our differentiated technology distribution strategy utilizes multiple sales models to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to channel sales partners that solve end users’ challenges. ScanSource enables channel sales partners to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our channel sales partners access to additional services. As a trusted adviser to our channel sales partners, we provide customized solutions through our strong understanding of end-user needs.

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

Business Segments

We operate our business under a management structure that enhances our technology growth strategy. We have two reportable segments based on sales model, Specialty Technology Solutions and Intelisys & Advisory. Both segments include recurring revenue.
Specialty Technology Solutions Segment

The Specialty Technology Solutions segment operates primarily in the United States and Brazil and includes specialty technology solutions distributed through a wholesale/resale sales model. This segment includes hardware, SaaS and subscription services. The specialty technology solutions include the following:

•Mobility and barcode - mobile computing, barcode scanners and imagers, RFID (radio frequency identification devices), barcode printing and related services;
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

Channel Sales Partners

Our channel sales partners include businesses of all sizes that sell to end users across industries ranging from manufacturing, warehouse and distribution, retail and e-commerce, hospitality, transportation and logistics, government, education and healthcare, among others. Our channel sales partners provide us with multiple, specialized routes-to-market, including; VARs, advisors, ISOs, ISVs and MSPs. No single channel sales partner accounted for more than 10% of our total net sales for the fiscal year ended June 30, 2026.

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

Independent Sales Organizations

ISOs focus on selling credit card processing and finding new merchant channel sales partners for credit card member banks. They offer ongoing customer service and support and look to bundle hardware, software and processing services.

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

Suppliers

We provide products and services from approximately 500 suppliers, including key suppliers AT&T, Avaya, Axis, Cisco, Comcast Business, Dell, Elo, Extreme, Five9, Fortinet, Hanwha, Honeywell, HP Poly, HPE/Aruba, HPE/Juniper, Ingenico, Lumen, Microsoft, NiCE, RingCentral, Ubiquiti, Verifone, Verizon, Zebra Technologies and Zoom.

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

Products from two suppliers, Cisco and Zebra, each constituted more than 10% of our net sales for the fiscal year ended June 30, 2026.

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

Offerings and Markets

We currently market over 65,000 products from approximately 500 hardware, software and service suppliers to approximately 25,000 channel sales partners. We sell products and services to the United States from our facilities located in Mississippi, California and Kentucky; into Brazil from facilities located within the Brazilian states of Paraná, Espírito Santo and Santa Catarina. We provide some of our digital products, which include SaaS and subscriptions, through our digital tools and platforms. See “Risk Factors” for a discussion of the risks related to our foreign operations.

Our offerings to our channel sales partners include hardware, software, services and connectivity across on-premises, hybrid and cloud environments. We believe that channel sales partners want to offer end users complete technology solutions that solve end-user challenges and deliver positive outcomes. We align our people, processes and tools to help our channel sales partners grow by providing more complex, converging technology solutions through a better understanding of end-user needs. We are able to provide a combination of offerings from multiple suppliers or give our channel sales partners access to additional services, including configuration, key injection, integration support and others to deliver solutions. Our converged communications business unit supports specialty communications VARs and Intelisys CX advisors, helping VARs sell more cloud recurring revenue and helping Intelisys advisors attach more hardware.

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

•Networking: Our networking products include wireless, networking and artificial intelligence (“AI”) infrastructure products. Networking products are integral to our technology solutions, serving as the backbone that connects devices and applications. Incorporating advanced networking technologies helps to ensure reliable data flow, seamless mobility, and secure communications, enabling our partners to deliver effective, scalable solutions that meet diverse end-user needs.

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

•Payment Terminals: We offer payment terminals, comprehensive key injection services, reseller partner branding, extensive key libraries, ability to provide point-to-point encryption, and redundant key injection facilities. We have the resources to deliver secure payment devices that are preconfigured and ready for use. In addition, we offer merchant hardware support and next-day replacement of tablets, terminals and peripherals.

•Communications: We offer communications solutions, delivered through the cloud, on-premises or via a hybrid approach, such as voice, video, integration of communication platforms and contact center solutions. These offerings combine voice, video and data with computers, telecommunications and the internet to deliver communications solutions on-premises. Software and hardware products include IP-based telephony platforms, Voice over Internet Protocol systems, private branch exchanges, call center applications, video conferencing, desk phones, headsets and cloud-enabled endpoints. Cloud-delivered services, such as unified communications, contact center and video conferencing, enable end users to consume and pay for communications services, typically on a monthly subscription basis.

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

People and Culture

As a people-first organization, respecting and protecting our people and our channel sales partners is among our top priorities. From supporting an inclusive workforce providing a safe, healthy work environment, to working with suppliers and channel sales partners that share the same commitment. We have created a new shared services model, SourceHub, to allow us to enhance the Company's efficiencies across North American and Brazil through scale, reduce administrative workloads and enable greater focus on our core business activities.

General
Our real competitive advantage is our people, who strive to help our channel sales partners grow their businesses. The foundation of ScanSource has always been based on strong values and a people-first culture and vision. In 2025, the Company was named one of the Best Places to Work in South Carolina for the twelfth consecutive year.

As of June 30, 2026, we have approximately 2,100 employees, including approximately 1,400 are in the United States, with most of our international employees located in Brazil. We have no organized labor or trade unions in the United States.

Professional Development and Employee Engagement

We want to help our employees succeed—both personally and professionally. We focus heavily on the intellectual and professional development of our employees, and we strive to create an engaging and collaborative work environment. To promote personal and professional growth, we also encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for pre-approved continuing education programs and professional certifications. Our learning management system, The Hub, provides a modern and engaging user experience for our employees at all levels. The ScanSource Management Academy is a program custom designed to develop all newly hired and promoted managers of people. The ScanSource Leadership Institute (“SLI”) is another important program that focuses on identifying and developing the next wave of senior leaders for the Company. The SLI program brings together twelve hand-selected leaders from across the Company for a two-week program of intensive training and development. This program promotes individual education and growth and nurtures cross-border and cross-functional collaboration among colleagues.

Employee outreach and engagement remain critical to the continued success and growth of ScanSource. Inclusion, participation, and appreciation are key components in retaining talent, maintaining our culture, and keeping employees engaged. In support of that, our global digital workplace and corporate intranet, The Bridge, is designed to enhance global communication, increase employee recognition, and celebrate milestones.

We foster opportunities for employee engagement and have multiple avenues for communication, which allows all full-time employees to anonymously give us feedback on our workplace culture, employee programs and more. We also implement employee engagement surveys globally to gather feedback and build the best environment possible for our employees.

Benefits

We offer a comprehensive benefits package which includes traditional health insurance, as well as telemedicine alternatives, life insurance, disability insurance and work-life balance resources. The financial futures of our employees are important to us, which is why we have a 401(k) program with a market-competitive employer match, a performance-based bonus program and employee ownership opportunities for our employees through our equity incentive grants and Employee Stock Purchase Plan. We also partner with Fidelity to provide employees access to knowledge and tools to help manage or plan for student loan debt. To further expand our financial wellness offerings, we offer workshops and webinars focused on student debt and general debt-counselling services.

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

Sales

Our sales organization consists of inside and field sales representatives located in the United States and Brazil. The majority of our channel sales partners are assigned to a dedicated sales representative or team whose main focus is developing relationships and providing our channel sales partners with solutions to meet their end-user’s needs. Our sales teams are advocates for and trusted advisers to our channel sales partners. Sales teams are responsible for developing technical expertise within broad product markets, recruiting channel sales partners, creating demand, negotiating pricing and reviewing overall product and service requirements of our channel sales partners. Our sales representatives receive comprehensive training with respect to the technical characteristics of suppliers’ products, supplemented by frequent product and service seminars conducted by supplier representatives and bi-weekly meetings among product, marketing and sales managers.

Our sales teams also provide channel sales partners with online ordering, API, EDI and other information systems, allowing channel sales partners to easily gain access to product specifications, availability and customized pricing, as well as the ability to place and follow the status of orders.

Marketing

We market our technology solutions and services through a range of digital and print channels, including online product catalogs customized for our North American and Brazilian markets; social media; search engine optimization and marketing; content marketing; content automation; e-commerce and email direct marketing, among others. We tailor our marketing practices to fit the specific needs of our channel sales partners and suppliers, and we help our channel sales partners create, deliver and manage solutions for end users across our vertical markets. Our comprehensive marketing efforts include sales promotions, advertisements, management of sales leads, trade show design and event management, advertorials, content creation, partner events and training and certification courses with leading suppliers in an effort to recruit prospective channel sales partners.

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

Trade and Service Marks

We conduct our business under the trade names “ScanSource POS and Barcode,” “ScanSource Services,” “ScanSource Networking and Security,” “ScanSource Brasil,” “Intelisys,” “POS Portal,” “RPM Software, a ScanSource company,” “Advantix,” “Resourcive,” “DataXoom,” “Channel Exchange,” and "SCSC Cascade."

Certain of our tradenames, trademarks and service marks are registered, or are in the process of being registered, in the United States or various other countries. We have been issued registrations for many of our marks including, among others, “ScanSource” in countries in our principal markets. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them. These marks do not have value assigned to them and have a designated indefinite life. We do not believe that our operations are dependent upon any of our marks. We also sell products and provide services under various third-party tradenames, trademarks and service marks, some of which we reference in this report, and these tradenames, trademarks and service marks are the property of their respective owners.

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

We use the investor relations portion of our website to distribute information, including as a means of disclosing material, non-public information, and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding the Company on our website (https://www.scansource.com/about/

investors). Accordingly, investors should monitor the investor relations portion of our website in addition to our press releases, SEC filings and other public communications.

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

Our operating results could be adversely affected by increased competition for employees, difficulty in recruiting employees, higher voluntary employee turnover or increased compensation and benefit costs. Our employees are important to our success and we are dependent in part on our ability to retain the services of our employees in key roles. We have built our business on a set of core values, and we attempt to hire and retain employees who are committed to these values and our culture of providing exceptional service to our channel sales partners and suppliers. In order to compete and to continue to grow, we must attract, retain and motivate employees, including those in executive, senior management, sales, merchandising, marketing, logistics, technical support and other operating positions.

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

We are currently evaluating the development and use of artificial intelligence (“AI”) and the effect on the business environment. While we recognize the rapid development of AI and the potential impacts to the Company, any failure to properly implement AI and related practices and procedures with respect to the use of AI could harm our business, damage our reputation, or give rise to legal or regulatory action.

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

Supply chain issues, including a shortage of products, may increase our costs or cause a delay in fulfilling channel sales partner orders, completing services or purchasing products and services needed to support our internal operations, resulting in an adverse impact on our financial results.

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

Our future success is highly dependent on our relationships with our suppliers. A significant percentage of our net sales relates to products we purchase from relatively few suppliers, including Cisco and Zebra. As a result of such concentration risk, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key suppliers could adversely affect our operating margins, revenue or the level of capital required to fund our operations. Our suppliers have the ability to make adverse changes in their sales terms and conditions, such as reducing the level of purchase discounts and rebates they make available to us or passing product prices increased to us. In addition, our supplier agreements typically are short-term and may be terminated without cause on short notice. We have no guaranteed price or delivery agreements with our suppliers. In certain product categories, limited price protection or return rights offered by our suppliers may have a bearing on the amount of product we are willing to stock. Our inability to pass through to our channel sales partners the impact of these changes, as well as if we fail to develop or maintain systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have significant negative impact on our gross margins.

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

Increases in product costs from our suppliers may adversely affect our business if we are unable to pass those increases to our customers in a timely manner. Significant or sustained price increases could reduce customer demand, compress gross margins and negatively impact our results of operations.

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

In Brazil, we use third parties to provide warehousing and logistics services in order to provide cost-effective operations and scale in certain regions. The failure or inability of one or more of these third parties to deliver products from suppliers to us, or products from us to our channel sales partners, for any reason could disrupt our business and harm our reputation and operating results. We work closely with our third-party logistics and warehousing providers to anticipate issues, and we also review public information regarding their financial health. However, issues may not be timely identified, which may lead to lack of or poor execution of services, loss or litigation. Additionally, deterioration of the financial condition of our logistics and warehousing providers could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our channel sales partners and thus may adversely affect our business, financial condition and results of operations.

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

Meeting our channel sales partners’ needs quickly and fairly is critical to our business success. Transactions with our channel sales partners generally are performed on a purchase order basis rather than under long term supply agreements. Therefore, our channel sales partners can choose to purchase from other sources, such as from competing distributor or directly from the supplier. From time to time, we experience shortages in availability of some products from suppliers, and this may impact channel sales partners’ decisions regarding whether to make purchases from us. Anything that negatively influences channel sales partner relations can also negatively impact our operating results. As a distributor in a channel business model our offerings could create channel conflict, and the channel programs offered by our suppliers can change. These perceived channel conflicts and channel programs changes could impact our channel sales partner relationships and negatively impact our operating results and our ability to retain channel sales partners.

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

Liquidity and capital resources - Market factors and our business performance may increase the cost or decrease the availability of capital. Additional capital may not be available to us on acceptable terms to fund our working capital needs and growth.
Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. We have an increased demand for capital when our business is expanding, including through acquisitions and organic growth. Changes in payment terms with either suppliers or channel sales partners could also increase our capital requirements. We have historically relied on cash generated from operations, borrowings under our revolving credit facility and secured and unsecured borrowings to satisfy our capital needs and to finance growth. While we believe our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs or if we are unable to comply with covenants under our borrowings, such capital may not be available to us on terms acceptable to us, or at all. We have a multi-currency senior secured credit facility with PNC Bank, National Associations, as administrative agent, and other lenders (the “New Credit Agreement”). The New Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants such as a Leverage Ratio and Interest Coverage Ratio (each as such term is defined in the New Credit Agreement). In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates.

In addition, the cost of borrowings under our existing sources of capital and any potential new sources of capital may increase as a result of variable interest rates, which could have an adverse effect on our financial condition. Changes in how lenders rate our credit worthiness, as well as macroeconomic factors such as an economic downturn, inflation, rising interest rates and global economic instability may restrict our ability to raise capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate our business.

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

In the ordinary course of our business, we are involved in a wide range of disputes, some of which result in litigation. We are routinely involved in litigation related to commercial disputes surrounding our business activities, intellectual property disputes, employment disputes and accounts receivable collection activity. In addition, as a public company with a large shareholder base, we are susceptible to class-action lawsuits and other litigation resulting from disclosures that we or our officers and directors make (or do not make) and our other activities. Litigation is expensive to bring and to defend, and the outcome of litigation can be adverse and significant. Not all adverse outcomes can be anticipated, and applicable accounting rules do not always require or permit the establishment of a reserve until a final result has occurred or becomes probable and estimable. In some instances we are insured or indemnified for the potential losses; in other instances we are not. An uninsured, under-insured or non-indemnified adverse outcome in significant litigation could have an adverse effect on our business, financial condition and results of operations. We can make no assurances that we will ultimately be successful in any dispute to which we are a party. See Item 3. “Legal Proceedings” for further discussion of our material legal matters.

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

We currently have significant facilities outside the United States. For fiscal year ending June 30, 2026, approximately 7.0% of our revenue, substantially from Brazil, was derived from our operations outside of the United States. These operations are subject to a variety of risks that are different from the risks that we face domestically or are similar risks but with potentially greater exposure. These risks include:

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

We have substantial operations, including our new shared services model (SourceHub) in Brazil and face risks related to Brazil's complex tax, labor, trade compliance and consumer protection laws and regulations. Additionally, developing markets such as Brazil have greater political volatility and vulnerability to infrastructure and labor disruptions, are more likely to experience market and interest rate fluctuations and may have higher inflation. In addition, doing business in foreign countries such as Brazil poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating underdeveloped infrastructure and identifying and retaining qualified suppliers, resellers, advisors and service providers, among other risks. Furthermore, in developing markets, such as Brazil, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery laws. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In addition, competition in Brazil is increasing. If we cannot successfully increase our business, our product sales, our financial condition and results of operations could be adversely affected.

In 2025, the U.S. announced a variety of additional tariffs on goods from multiple nations and trading blocks and has been targeted with reciprocal tariffs and other retaliatory actions in response. While certain tariffs were struck down by the U.S. Supreme Court in February 2026, the U.S. subsequently announced additional new tariffs on nonexempt imports, and its tariff rate remains at a historically high level. Additional tariffs, or the uncertainty around such tariffs, may cause disruptions to foreign and domestic supply chains or result in price increases. We have incurred, and expect to continue to occur, costs resulting from these tariffs. We expect to continue to pass any price increases from our suppliers from tariffs to our channel sales partners, which may reduce demand. However, we cannot predict the ultimate impact of tariffs and their effects on the global macroeconomic environment on our financial condition or results of operations.

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

As a result of intense price competition in our industry, our gross margins and our operating profit margins historically have been narrow, and we expect them to continue to be narrow in the future. To remain competitive, we may be forced to offer more credit or extend payment terms to our channel sales partners. This could result in an increase in our capital requirements, increase our financing costs and bad debt expenses and could have an adverse impact on our financial condition and results of operations. We may lose market share, reduce our prices in response to actions of our competitors, or withdraw from geographical markets where we do not believe we can earn appropriate margins. We expect continued intense competition as current competitors expand their operations and new competitors enter the market. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.

Disruptive technology - We may not be able to respond and adapt to rapid technological changes, evolving industry standards or changing channel sales partner needs or requirements and thus may become less competitive.

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

Our ability and our suppliers’ ability to anticipate and react quickly to new technology trends, including artificial intelligence developments, and channel sales partner requirements are crucial to our overall success, financial condition and results of operations. If our suppliers fail to evolve their product and service offerings, or if we fail to evolve our product and service offerings or to engage with desirable suppliers in time to respond to, and remain ahead of, new technological developments, our ability to retain or increase market share, profit margins and revenue could be adversely affected. Some of our competitors and our suppliers’ competitors may be better at adapting to disruptive technology or entering new markets. Our future success depends, in part, on our ability to adapt and manage our product and service offerings to meet channel sales partner needs at prices that our channel sales partners are willing to pay.

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

General Risk Factors

Cybersecurity risk - Ransomware or other cyberattacks could cause us to lose valuable financial and operational data, we could be prevented from processing channel sales partner orders, ordering and tracking inventory, and efficiently operating our business, and could cause us to lose revenue and profits and incur significant costs. In addition, we could be subject to legal claims in the event of loss, disclosure or misappropriation of, or loss of access to, our channel sales partners’, business partners’ or our own information.

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

Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products and services, and the financial condition of our channel sales partners and suppliers. The macroeconomic environment, including the economic impacts of growth outlook, inflation, tariffs, geopolitical conflict and shifting relations between the U.S. and other countries, continues to create significant uncertainty and may adversely affect our consolidated results of operations. We are actively monitoring changes to the global macroeconomic environment and assessing the potential impacts these challenges may have on our financial condition, results of operations and liquidity. We are also mindful of the potential impact these conditions could have on our channel sales partners, suppliers and end-user demand. We expect that any price increases from our suppliers resulting from tariffs would be passed through to our channel sales partners. We are mitigating these risks through strategic planning and maintaining financial flexibility, but we cannot predict the outcome of our mitigation strategies or the ultimate impact of tariffs and the global macroeconomic environment on our financial condition or results of operations.

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

Periods of elevated inflation contribute to increased costs for labor, materials and services. Although U.S. inflation rates have shown signs of moderating, the re-emergence of high levels of inflation in the countries in which we operate could further increase our costs and otherwise adversely impact our results of operations and financial condition. We monitor changes to the macroeconomic environment; however, we cannot predict any future trends in the rate of inflation or the general state of the economy.

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

Our cybersecurity risk management program is led by our Senior Vice President and Chief Information Security Officer (“CISO”), who manages our security team that is principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. Our program includes protocols for preventing, detecting and responding to cybersecurity incidents; cross-functional coordination; and planning for business continuity and disaster recovery. We rely on our information security management system supported by a set of policies based upon industry frameworks, including the NIST Cybersecurity Framework. We have a Cyber Incident Response Team (“CIRT”) in place to respond to prepare appropriate responses and respond to cybersecurity threats or incidents. Components of our program include:

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

The Board receives regular reports from our CISO on cybersecurity matters. These reports include a range of topics, including our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments of our information systems. The Audit Committee of the Board also annually reviews the adequacy and effectiveness of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity, and periodically receives updates from our internal audit function on the results of our cybersecurity audits and related mitigation activities. The Chair of the Audit Committee reports to the full Board on these discussions as appropriate. In addition, Board members periodically receive presentations on cybersecurity matters from external experts as part of the Board’s continuing education and overall risk oversight.

At the management level, our CISO leads our enterprise-wide cybersecurity program, and is responsible for assessing and managing our materials risks from cybersecurity threats. In performing this role, our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through the management of, and participation in, the cybersecurity risk management program and other processes described above, including the maintenance and execution of our cyber incident response plan. Our CISO reports directly to our CFO.

Our CISO is an experienced cybersecurity executive with more than 20 years of experience building and leading cybersecurity, risk management, and information technology teams. Members of our security team also hold industry-recognized cybersecurity certifications, including the Certified Information Systems Security Professional (CISSP) certification.

ITEM 2.    Properties.
Our fixed assets include office space and warehouses. Our principal locations and/or properties as of June 30, 2026, were as follows:

Location	Approximate Square Footage	Type of Interest	Description of Use
United States
Greenville, SC	174,000	Owned	Headquarters - Principal Executive and Sales Offices
Southaven, MS	741,000	Leased	Warehouse
Sacramento, CA	31,800	Leased	Sales and Administration Offices and Warehouse
Louisville, KY	60,200	Leased	Warehouse
Brazil
Serra, Espírito Santo, Brazil	39,800	Leased	Sales Office and Warehouse
Itajai, Santa Catarina, Brazil	30,100	Leased	Sales Office and Warehouse

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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “SCSC.” As of August 17, 2026, there were approximately 700 holders of record of our common stock.

Stock Performance Chart
The following stock performance graph compares cumulative total shareholder return on our common stock over a five-year period with the Nasdaq Composite Index and with the Standard Industrial Classification (“SIC”) Code Index (SIC Code 5045 – Wholesale Computers and Peripheral Equipment and Software) for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on June 30, 2021.

	2021	2022	2023	2024	2025	2026
ScanSource, Inc.	$100	$111	$105	$158	$149	$185
NASDAQ Composite	$100	$77	$97	$125	$145	$187
SIC Code 5045 – Computers & Peripheral Equipment and Software	$100	$86	$90	$114	$132	$221

Share Repurchases

The following table shows the share-repurchase activity for the quarter ended June 30, 2026 (in thousands except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
April 1, 2026 through April 30, 2026	416,512	$39.06	416,512	$130,090,227
May 1, 2026 through May 31, 2026	178,469	$42.61	178,469	$122,485,487
June 1, 2026 through June 30, 2026	38,382	$44.06	34,694	$120,794,429
Total	633,363		629,675

(1) Includes 3,688 shares withheld from employees' stock-based awards to satisfy required tax withholding obligations for the month of June 2026. There were no shares withheld during the months of April and May 2026.

(2) Our Board authorized a $100 million share repurchase program in May 2024, which does not have any time limit. In April 2025, our Board subsequently increased the authorization for the share repurchase program by an additional $200 million, which does not have any time limit. In fiscal year 2026, we repurchased 2,420,668 shares totaling $97.5 million under the share repurchase program, including excise taxes.

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

We operate our business under a management structure that enhances our technology distribution growth strategy. Our Specialty Technology Solutions segment operates primarily in the United States and Brazil and our Intelisys & Advisory segment operates primarily in the United States.

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

Our key suppliers include AT&T, Avaya, Axis, Cisco, Comcast Business, Dell, Elo, Extreme, Five9, Fortinet, Hanwha, Honeywell, HP Poly, HPE/Aruba, HPE/Juniper, Ingenico, Lumen, Microsoft, NiCE, RingCentral, Ubiquiti, Verifone, Verizon, Zebra Technologies and Zoom.

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

Our Strategy

Our strategy is to drive sustainable, profitable growth by orchestrating complex, converging technology solutions through a growing ecosystem of channel sales partners leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our channel sales partners, suppliers and employees, through operational excellence. Our differentiated technology distribution strategy utilizes multiple sales models to offer hardware, SaaS, connectivity and cloud services from leading technology suppliers to channel sales partners that solve end users’ challenges. ScanSource enables channel sales partners to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our channel sales partners access to additional services. As a trusted adviser to our channel sales partners, we provide customized solutions through our strong understanding of end-user needs.

Results of Operations from Continuing Operations

The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales. Totals may not sum due to rounding.

	Fiscal Year Ended June 30,
	2026	2025	2024
Statement of income data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	86.4	86.6	87.8
Gross profit	13.6	13.4	12.2
Selling, general and administrative expenses	9.7	9.4	8.5
Depreciation expense	0.2	0.3	0.3
Intangible amortization expense	0.5	0.6	0.5
Restructuring and other charges	0.1	0.2	0.1
Change in fair value of contingent consideration	0.0	0.1	0.0
Operating income	3.1	2.8	2.8
Interest expense	0.2	0.3	0.4
Interest income	(0.4)	(0.4)	(0.3)
Gain on sale of business	0.0	0.0	(0.4)
Other (income) expense, net	0.0	(0.2)	0.0
Income from continuing operations before income taxes	3.2	3.1	3.1
Provision for income taxes	0.8	0.8	0.7
Net income from continuing operations	2.4	2.4	2.4
Net income from discontinued operations	0.0	0.0	0.0
Net income	2.4%	2.4%	2.4%

Comparison of Fiscal Years Ended June 30, 2026 and 2025

Below is a discussion of fiscal years ended June 30, 2026 and 2025. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our form 10-K for the fiscal year ended June 30, 2025 for a discussion of fiscal year ended June 30, 2024.

Net Sales

We have two reportable segments, which are based on sales model. The following table summarizes our net sales results by business segment and by geographic location for the comparable fiscal years ended June 30, 2026 and 2025.

	2026	2025	$ Change	% Change	% Change Constant Currency (a)
	(in thousands)
Sales by Segment:
Specialty Technology Solutions	$3,124,932	$2,942,717	$182,215	6.2%	5.3%
Intelisys & Advisory	101,130	98,093	3,037	3.1%	2.3%
Total net sales	$3,226,062	$3,040,810	$185,252	6.1%	5.2%

Sales by Geography Category:
United States	$2,999,458	$2,800,739	$198,719	7.1%	6.7%
International	226,604	240,071	(13,467)	(5.6)%	(12.7)%
Total net sales	$3,226,062	$3,040,810	$185,252	6.1%	5.2%
(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions and divestitures is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to channel sales partners in the United States and Brazil. During fiscal year 2026, net sales for this segment increased $182.2 million, or 6.2%, compared to fiscal year 2025. Excluding the impact from foreign exchange fluctuations and the impact of acquisitions, non-GAAP net sales for fiscal year 2026 increased $154.6 million, or 5.3%, compared to the prior fiscal year. The increase in net sales and in non-GAAP net sales is primarily due to broad-based growth in North America.

Intelisys & Advisory

The Intelisys & Advisory segment consists of sales and services to both channel sales partners (Intelisys) and end users (Advisory) in the United States. During fiscal year 2026, net sales for this segment increased $3.0 million, or 3.1%, compared to fiscal year 2025. The increase in net sales reflects higher Intelisys sales and higher Resourcive sales. Excluding the impact of acquisitions, non-GAAP net sales increased $2.3 million, or 2.3%, compared to the prior year primarily reflects higher Intelisys sales.

For fiscal year 2026, Intelisys net billings, which are amounts billed by suppliers to end users and represents annual recurring revenue, totaled approximately $2.88 billion, an increase of 3.2% from the prior fiscal year.

Gross Profit

The following table summarizes our gross profit for the fiscal years ended June 30, 2026 and 2025:

					% of Sales June 30,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Specialty Technology Solutions	$337,644	$311,402	$26,242	8.4%	10.8%	10.6%
Intelisys & Advisory	99,711	97,244	2,467	2.5%	98.6%	99.1%
Total gross profit	$437,355	$408,646	$28,709	7.0%	13.6%	13.4%

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

Specialty Technology Solutions

For the Specialty Technology Solutions segment, gross profit dollars increased $26.2 million. Higher sales volumes, after considering cost of goods sold, increased gross profit by $19.2 million. Favorable supplier program recognition, offset by unfavorable sales mix and higher freight cost, impacted gross profit by $7.0 million for the current fiscal year. For the fiscal year ended June 30, 2026, the gross profit margin increased 22 basis points over the prior-year to 10.8%.

Intelisys & Advisory

For the Intelisys & Advisory segment, gross profit dollars increased $2.5 million. Higher sales volume, largely due to higher Intelisys sales and the full year impact of our Resourcive acquisition, increased gross profit dollars by $3.0 million. The increase was partially offset by a higher sales mix of professional services of $0.5 million. Gross profit margin decreased 54 basis points over the prior fiscal year to 98.6%.

Operating expenses

The following table summarizes our operating expenses for the periods ended June 30, 2026 and 2025:

					% of Sales June 30,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Selling, general and administrative expenses	$313,176	$286,934	$26,242	9.1%	9.7%	9.4%
Depreciation expense	5,992	10,004	(4,012)	(40.1)%	0.2%	0.3%
Intangible amortization expense	16,721	19,227	(2,506)	(13.0)%	0.5%	0.6%
Restructuring and other charges	1,766	5,381	(3,615)	(67.2)%	0.1%	0.2%
Change in fair value of contingent consideration	1,073	1,900	(827)	(43.5)%	—	0.1%
Operating expenses	$338,728	$323,446	$15,282	4.7%	10.5%	10.6%
*nm - not meaningful

Selling, general and administrative expenses (“SG&A”) increased $26.2 million for the fiscal year ended June 30, 2026 compared to the prior year. The increase in SG&A expenses is primarily attributable to increased costs for employee-related expenses.

Depreciation expense decreased $4.0 million for the fiscal year ended June 30, 2026 compared to the prior fiscal year. The decrease is primarily related to certain IT assets that became fully depreciated.

Intangible amortization expense decreased $2.5 million for the fiscal year ended June 30, 2026 compared to the prior fiscal year. The decrease is a result of fully amortized intangible assets in the prior fiscal year.

Restructuring and other charges of $1.8 million for the fiscal year ended June 30, 2026 decreased $3.6 million compared to the prior year, which primarily related to employee separation and benefit costs in connection with our expense reduction and restructuring plans.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded a fair value adjustment expense of $1.1 million for the fiscal year ended June 30, 2026. The expense from changes in fair value of contingent consideration is largely due to the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the periods ended June 30, 2026 and 2025:

					% of Sales June 30,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Specialty Technology Solutions	$74,113	$66,049	$8,064	12.2%	2.4%	2.2%
Intelisys & Advisory	28,584	27,214	1,370	5.0%	28.3%	27.7%
Corporate	(4,070)	(8,063)	3,993	(49.5)%	—%	—%
Total operating income	$98,627	$85,200	$13,427	15.8%	3.1%	2.8%

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income increased $8.1 million, and the operating margin increased 13 basis points to 2.4% for the fiscal year ended June 30, 2026, compared to the prior fiscal year. The increase in operating income is primarily due to higher sales volume for the fiscal year.

Intelisys & Advisory

For the Intelisys & Advisory segment, operating income increased $1.4 million with the operating margin increasing to 28.3% for the fiscal year ended June 30, 2026, compared to the prior fiscal year. The increase in operating income is largely due to higher sales volume and lower expense for the change in fair value of contingent consideration.

Corporate

For the fiscal year ended June 30, 2026, Corporate operating loss totaled $4.1 million which represents $1.8 million in restructuring expenses, $0.9 million legal settlement, $1.3 million of acquisition costs and $0.1 million in cyberattack restoration charges. During the fiscal year ended June 30, 2025 Corporate incurred a loss of $8.1 million which represents $5.4 million in restructuring expenses, $1.6 million legal settlement, $0.9 million of acquisition costs, and $0.2 million in cyberattack restoration charges.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the fiscal years ended June 30, 2026 and 2025:

					% of Sales June 30,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Interest expense	$6,593	$8,013	$(1,420)	(17.7)%	0.2%	0.3%
Interest income	(12,264)	(11,247)	(1,017)	9.0%	(0.4)%	(0.4)%
Net foreign exchange losses	1,600	755	845	111.9%	—%	—%
Other, net	(1,045)	(6,717)	5,672	(84.4)%	—%	(0.2)%
Total other (income) expense	$(5,116)	$(9,196)	$4,080	(44.4)%	(0.2)%	(0.3)%

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense decreased in fiscal year 2026 as compared to 2025 primarily from lower average borrowings on our term loan credit facility and lower interest rates.

Interest income for the fiscal year ended June 30, 2026 increased compared to the fiscal year ended June 30, 2025 primarily from increased interest income on cash balances and customer receivables.

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

For the fiscal year ended June 30, 2026 we recognized a gain of $0.8 million primarily as a result of an insurance recovery in connection with the cybersecurity attack in the fourth quarter of fiscal 2023 compared to a larger gain of $5.9 million recognized in the prior fiscal year.

Provision for Income Taxes

Income tax expense was $24.9 million and $22.8 million for the fiscal years ended June 30, 2026 and 2025, respectively, reflecting effective tax rates of 24.0% and 24.2%, respectively.

Non-GAAP Financial Information

Evaluating Financial Condition and Operating Performance

In addition to disclosing results that are determined in accordance with United States generally accepted accounting principles (“US GAAP” or “GAAP”), we also disclose certain non-GAAP financial measures. These measures include non-GAAP net sales; non-GAAP operating income; non-GAAP pre-tax income; non-GAAP net income; non-GAAP EPS; adjusted earnings before interest expense, income taxes, depreciation, and amortization (“adjusted EBITDA”); adjusted return on invested capital (“adjusted ROIC”); and constant currency. Constant currency is a measure that excludes the translation exchange impact from changes in foreign currency exchange rates between reporting periods and certain impacts related to acquisitions and divestitures. We use non-GAAP financial measures to better understand and evaluate performance, including comparisons from period to period.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the fiscal years ended June 30, 2026 and 2025.

	2026	2025
Adjusted return on invested capital ratio	14.7%	13.6%

The components of our adjusted ROIC calculation and reconciliation to our financial statements are shown, as follows:

	Fiscal Year Ended June 30,
	2026	2025
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income from continuing operations (GAAP)	$78,873	$71,548
Plus: Interest expense	6,593	8,013
Plus: Income taxes	24,870	22,848
Plus: Depreciation and amortization	23,633	30,195
EBITDA (non-GAAP)	133,969	132,604
Plus: Change in fair value of contingent consideration	1,073	1,900
Plus: Share-based compensation	14,063	11,062
Plus: Acquisition and divestiture costs(a)	1,264	926
Plus: Cyberattack restoration costs	119	177
Plus: Restructuring costs	1,766	5,381
Plus: Tax recovery	(789)	(3,041)
Plus: Legal settlement	921	1,579
Plus: Insurance recovery, net of payments	(838)	(5,928)
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$151,548	$144,660

	Fiscal Year Ended June 30,
	2026	2025
	(in thousands)
Invested capital calculations:
Equity – beginning of the year	$906,409	$924,255
Equity – end of the year	910,792	906,409
Plus: Change in fair value of contingent consideration, net	806	1,432
Plus: Share-based compensation, net	10,530	8,310
Plus: Acquisition and divestiture costs(a)	1,265	926
Plus: Cyberattack restoration costs, net	89	133
Plus: Restructuring, net	1,326	4,054
Plus: Tax recovery, net	(2,991)	(4,072)
Plus: Legal settlement, net	691	1,189
Plus: Insurance recovery, net	(629)	(4,466)
Average equity	914,144	919,085
Average funded debt(b)	119,729	141,173
Invested capital (denominator for adjusted ROIC) (non-GAAP)	$1,033,873	$1,060,258

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

Net Sales by Segment:
	Fiscal Year Ended June 30,
	2026	2025	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$3,124,932	$2,942,717	$182,215	6.2%
Foreign exchange impact(a)	(17,025)	—
Less: Acquisitions	(14,119)	(3,512)
Non-GAAP net sales	$3,093,788	$2,939,205	$154,583	5.3%

Intelisys & Advisory:
Net sales, reported	$101,130	98,093	$3,037	3.1%
Less: Acquisitions	(1,336)	(577)
Non-GAAP net sales	$99,794	$97,516	$2,278	2.3%

Consolidated:
Net sales, reported	$3,226,062	$3,040,810	$185,252	6.1%
Foreign exchange impact(a)	(17,025)	—
Less: Acquisitions	(15,455)	(4,089)
Non-GAAP net sales	$3,193,582	$3,036,721	$156,861	5.2%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the fiscal year ended June 30, 2026 into U.S. dollars using the average foreign exchange rates for the fiscal year ended June 30, 2025.

Net Sales by Geography:
	Fiscal Year Ended June 30,
	2026	2025	$ Change	% Change
United States:	(in thousands)
Net sales, as reported	$2,999,458	$2,800,739	$198,719	7.1%
Less: Acquisitions	(15,455)	(4,089)
Non-GAAP net sales	$2,984,003	$2,796,650	$187,353	6.7%

International:
Net sales, reported	$226,604	$240,071	$(13,467)	(5.6)%
Foreign exchange impact(a)	(17,025)	—
Non-GAAP net sales	$209,579	$240,071	$(30,492)	(12.7)%

Consolidated:
Net sales, reported	$3,226,062	$3,040,810	$185,252	6.1%
Foreign exchange impact(a)	(17,025)	—
Less: Acquisitions	(15,455)	(4,089)
Non-GAAP net sales	$3,193,582	$3,036,721	$156,861	5.2%
(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the fiscal year ended June 30, 2026 into U.S. dollars using the average foreign exchange rates for the fiscal year ended June 30, 2025.

Operating Income by Segment:
	Fiscal Year Ended June 30,				% of Net Sales June 30,
	2026	2025	$ Change	% Change	2026	2025
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$74,113	$66,049	$8,064	12.2%	2.4%	2.2%
Adjustments:
Amortization of intangible assets	7,968	10,508	(2,540)
Change in fair value of contingent consideration	1,243	(840)	2,083
Tax recovery, net	(789)	(3,041)	2,252
Non-GAAP operating income	$82,535	$72,676	$9,859	13.6%	2.6%	2.5%

Intelisys & Advisory:
GAAP operating income	$28,584	$27,214	$1,370	5.0%	28.3%	27.7%
Adjustments:
Amortization of intangible assets	8,753	8,719	34
Change in fair value of contingent consideration	(170)	2,740	(2,910)
Non-GAAP operating income	$37,167	$38,673	$(1,506)	(3.9)%	36.8%	39.4%

Corporate:
GAAP operating loss	$(4,070)	$(8,063)	$3,993
Adjustments:
Acquisition and divestiture costs	1,264	926	338
Restructuring costs	1,766	5,381	(3,615)
Cyberattack restoration costs	119	177	(58)
Legal settlement	921	1,579	(658)
Non-GAAP operating income	$—	$—	$—	nm*	nm*	nm*

Consolidated:
GAAP operating income	$98,627	$85,200	$13,427	15.8%	3.1%	2.8%
Adjustments:
Amortization of intangible assets	16,721	19,227	(2,506)
Change in fair value of contingent consideration	1,073	1,900	(827)
Acquisition and divestiture costs	1,264	926	338
Restructuring costs	1,766	5,381	(3,615)
Tax recovery	(789)	(3,041)	2,252
Cyberattack restoration costs	119	177	(58)
Legal settlement	921	1,579	(658)
Non-GAAP operating income	$119,702	$111,349	$8,353	7.5%	3.7%	3.7%

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

	Year ended June 30, 2026
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Legal Settlement	Insurance Recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$313,176	$—	$—	$(1,264)	$—	$789	$(119)	$(921)	$—	$311,661
Operating income	98,627	16,721	1,073	1,264	1,766	(789)	119	921	—	119,702
Pre-tax income	103,743	16,721	1,073	1,264	1,766	(789)	119	921	(838)	123,980
Net income	78,873	12,516	806	1,264	1,326	(2,991)	89	691	(629)	91,945
Diluted EPS	$3.64	$0.58	$0.04	$0.06	$0.06	$(0.14)	$—	$0.03	$(0.03)	$4.24

	Year ended June 30, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Restructuring costs	Tax recovery	Cyberattack restoration costs	Legal Settlement	Insurance Recovery	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$286,934	$—	$—	$(926)	$—	$3,041	$(177)	$(1,579)	$—	$287,293
Operating income	85,200	19,227	1,900	926	5,381	(3,041)	177	1,579	—	111,349
Pre-tax income	94,396	19,227	1,900	926	5,381	(3,041)	177	1,579	(5,928)	114,617
Net income	71,548	14,400	1,432	926	4,054	(4,072)	133	1,189	(4,466)	85,144
Diluted EPS	$3.00	$0.60	$0.06	$0.04	$0.17	$(0.17)	$0.01	$0.05	$(0.19)	$3.57

(a) Acquisition and divestiture costs for the fiscal years ended June 30, 2026 and June 30, 2025 are generally nondeductible for tax purposes.

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

Under ASC 350, if fair value of goodwill is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent annual test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. As of June 30, 2026, the Specialty Technology Solutions and Intelisys & Advisory reporting units' goodwill balances are $173.9 million and $71.0 million, respectively. The fair value of the reporting units exceeded its carrying value by 2% and more than 100%, respectively, as of the annual goodwill impairment testing date. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

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
While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding future events, including projected growth rates, margin percentages and operating efficiencies. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years 2026 and 2025, we completed our annual impairment test as of April 30th and determined that our goodwill was not impaired.
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
Cash and cash equivalents totaled $88.4 million and $126.2 million at June 30, 2026 and 2025, respectively, of which $35.4 million and $46.3 million was held outside of the United States as of June 30, 2026 and 2025, respectively. Checks released but not yet cleared from these accounts in the amounts of $0.1 million are classified as accounts payable as of June 30, 2026 and 2025.
We conduct business primarily in North America and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.
Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, increased $18.1 million to $538.8 million at June 30, 2026 from $520.7 million at June 30, 2025, primarily as a result of an increase in accounts receivable and inventory offset by an increase in accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from channel sales partners, increases and decreases to inventory levels and payments to suppliers.

	Year ended
Cash provided (used in) by:	June 30, 2026	June 30, 2025
	(in thousands)
Operating activities	$123,131	$112,349
Investing activities	(27,506)	(62,390)
Financing activities	(134,478)	(110,905)

Net cash provided by operating activities was $123.1 million for the fiscal year ended June 30, 2026 and $112.3 million for the fiscal year ended June 30, 2025. The increase in cash provided by operating activities for the fiscal year ended June 30, 2026 is primarily due to an increase in net income and an increase in cash provided by changes in working capital for the fiscal year ended June 30, 2026.

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable and other working capital items.

The number of days sales outstanding ("DSO") was 73 at June 30, 2026 compared to 70 at June 30, 2025. Throughout fiscal year 2026, DSO ranged from 68 to 74. Inventory turnover was 6.6 times during the fourth quarter fiscal year 2026, compared to 5.9 times in the fourth quarter of fiscal year 2025. Throughout fiscal year 2026, inventory turnover ranged from 5.1 to 6.6 times.

Cash used in investing activities was $27.5 million for the fiscal year ended June 30, 2026 compared to $62.4 million for the fiscal year ended June 30, 2025. Cash used in investing activities for fiscal years 2026 and 2025 is due to cash paid for acquisitions and capital expenditures.

Management expects capital expenditures for fiscal year 2027 to range from $8.0 million to $12.0 million, primarily for IT and warehouse investments.

Cash used in financing activities totaled $134.5 million for the fiscal year ended June 30, 2026 primarily due to the repurchase of common stock and repayments on long-term debt. Cash used in financing activities of $110.9 million for the fiscal year ended June 30, 2025 was primarily due to repayments on the revolving line of credit and the repurchase of common stock.

Share Repurchase Program

In April 2025, our Board approved an additional $200 million share repurchase authorization, which supplemented the existing $100 million repurchase program authorized in May 2024. The share repurchase authorizations do not have any time limits. In fiscal year 2026, we repurchased 2,420,668 shares totaling $97.5 million. As of June 30, 2026, the Company had approximately $120.8 million available for repurchases under Board approved authorizations.

Credit Facility

On December 18, 2025, the Company entered into a credit agreement, (the “New Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”), and the other lenders party thereto (the “Lenders”), providing for (i) a five-year, $400 million multicurrency senior secured revolving credit facility and (ii) a five-year $100 million senior secured term loan facility (the “New Credit Facilities”). In addition, pursuant to an “accordion feature,” the Company may increase its borrowings by up to the greater of $250 million or 150% of the Company's EBITDA calculated on a Pro Forma Basis (each as defined in the New Credit Agreement), subject to obtaining additional credit commitments from the Lenders participating in the increase. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the New Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.4 million in connection with the New Credit Agreement. These costs were capitalized to other non-current assets on the Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

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

All swingline loans denominated in U.S. dollars bear interest based upon the daily simple SOFR, floating daily, plus an additional margin ranging from 1.00% to 1.75% depending upon the Company's leverage ratio, or such other rate as the Company and the applicable swingline lender may agree. Loans denominated in foreign currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the New Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s leverage ratio. A commitment fee is payable on the unused amount of commitments under the revolving credit facility. The commitment fee rate in effect as of June 30, 2026 was 0.15%, depending on the Company's leverage ratio.

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

During the fiscal year ended June 30, 2026, the Company's borrowings under New Credit Agreement and Prior Credit Agreement were U.S. dollar loans. The spread in effect as of June 30, 2026 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2026 was 0.15%. The effective interest rates for the term loan were 4.65% and 5.43% as of June 30, 2026 and June 30, 2025, respectively. The New Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s leverage ratio must be less than or equal to 3.50 to 1.00. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the New Credit Agreement) must be at least 3.00 to 1.00 as of the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the New Credit Agreement as of June 30, 2026.
The average daily balance outstanding on the revolving credit facility, excluding the term loan facility, was $1.6 million and $0.3 million during the fiscal year ended June 30, 2026 and 2025, respectively. There was $400.0 million and $350.0 million available for additional borrowings as of June 30, 2026 and 2025, respectively. The effective interest rates for the revolving line of credit were 4.62% and 5.46% as of June 30, 2026 and June 30, 2025, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2026 and 2025.

Availability to use this borrowing capacity depends upon, among other things, the levels of our leverage ratio and Interest Coverage Ratio, which, in turn, will depend upon (1) our Credit Facility Net Debt relative to our EBITDA and (2) Credit Facility EBITDA relative to total interest expense respectively (each as defined in the New Credit Agreement).  As a result, our availability will increase if EBITDA increases (subject to the limit of the facility) and decrease if EBITDA decreases. At June 30, 2026, based upon the calculation of our Credit Facility Net Debt relative to our Credit Facility EBITDA, there was $400.0 million available for borrowing. While we were in compliance with the financial covenants contained in the Credit Facility as of June 30, 2026, and currently expect to continue to maintain such compliance, should we encounter difficulties, our historical relationship with our Credit Facility lending group has been strong and we anticipate their continued support of our long-term business.

Contractual Obligations

At June 30, 2026, we did not have an outstanding balance under our revolving credit facility. We had $98.8 million outstanding under our term loan facility, $1.3 million of which matured in fiscal year 2026. Our revolving credit facility and our term loan facility have a maturity date December 18, 2030. The remaining principal debt payments on our industrial development revenue bond, which total $2.7 million, have maturity dates in 2026 through 2032. See Footnote 8 - Short Term Borrowings and Long Term Debt.

We also had a non-cancelable operating lease agreement of $9.5 million at June 30, 2026, of which $5.1 million is expected to be paid within the next 12 months. Remaining amounts are expected to be paid through 2030. See Footnote 14 - Leases.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include revolving credit facilities with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. A hypothetical 100 basis point increase or decrease in interest rates on total borrowings on our revolving credit facility and variable rate long-term debt, net of the impact of interest rate swaps, would have resulted in approximately a $0.7 million and $1.0 million increase or decrease in pre-tax income for the fiscal years ended June 30, 2026 and June 30, 2025, respectively.

We evaluate our interest rate risk and utilize interest rate swaps to mitigate the risk of interest rate fluctuations associated with our current and long-term debt. At June 30, 2026 and June 30, 2025, we had $101.4 million and $136.1 million, respectively, in variable rate debt.

We entered into an interest rate swap on April 30, 2019, which was amended on September 28, 2022. The interest rate swap has a notional amount of $100.0 million, of which a $50.0 million tranche matured on April 30, 2024 and the remaining $50.0 million tranche matured on April 30, 2026. We entered into an additional interest rate swap on March 31, 2023 to lock into a fixed SOFR interest rate. The interest rate swap has a notional amount of $25 million and a maturity date of March 31, 2028.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from our foreign operations in Brazil. These risks include transactions denominated in non-functional currencies and intercompany loans with foreign subsidiaries. In the normal course of the business, foreign exchange risk is managed by the use of currency options and forward contracts to hedge these exposures as well as balance sheet netting of exposures. In addition, exchange rate fluctuations may cause our international results to fluctuate significantly when translated into U.S. dollars. A hypothetical 10% increase or decrease in foreign exchange rates would have resulted in approximately a $0.9 million and $0.7 million increase or decrease in pre-tax income for fiscal years ended June 30, 2026 and June 30, 2025, respectively. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future.

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

We have elected not to designate our foreign currency contracts as hedging instruments, and therefore, the instruments are marked-to-market with changes in their values recorded in the consolidated income statement each period. Our foreign currencies are primarily Brazilian reais and Canadian dollars. At June 30, 2026 and June 30, 2025, the fair value of our currency forward contracts were a net asset or payable of less than $0.1 million.

ITEM 8.    Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information that is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors of ScanSource, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ScanSource Inc. and subsidiaries (the “Company”) as of June 30, 2026, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the year ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for each of the year ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Specialty Technology Solutions Reporting Unit – Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow method to estimate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to projected growth and operating margin, working capital requirements and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

We identified the Company’s impairment evaluation of goodwill for the Specialty Technology Solutions (STS) reporting unit to be a critical audit matter because of the significant judgments made by management to estimate the fair value of the STS reporting unit and the difference between the STS reporting unit’s estimated fair value and its carrying value. Performing audit procedures to evaluate management’s estimate required a high degree of auditor judgment and an increased extent of effort, including the involvement of internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of projected growth and operating margin, working capital requirements and the discount rate included the following, among others:

•We tested the design and operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair values of the STS reporting unit, such as controls related to management’s forecasts and selection of the discount rate.

•We evaluated the reasonableness of management’s forecasts through consideration of (1) past performance as compared with management’s projected performance of the STS reporting unit, (2) consistency with external peer and industry data, and (3) internal communications to management and the Board of Directors.

•With the assistance of internal fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
August 20, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors of ScanSource, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ScanSource, Inc. and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in the Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended June 30, 2026, and our report dated August 20, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
August 20, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ScanSource, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of ScanSource Inc. (a South Carolina corporation) and subsidiaries (the “Company”) as of June 30, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 , and the results of its operations and its cash flows for the years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton, LLP
We served as the Company’s auditor from 2014 to 2025.

Charlotte, North Carolina
August 21, 2025

ScanSource, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$88,374	$126,157
Accounts receivable, less allowance of $26,568 at June 30, 2026 and $27,821 at June 30, 2025	769,750	635,521
Inventories	522,350	483,815
Prepaid income tax expense	10,704	2,821
Prepaid expenses and other current assets	116,816	122,138
Total current assets	1,507,994	1,370,452
Property and equipment, net	34,856	31,169
Goodwill	244,902	230,820
Identifiable intangible assets, net	64,391	62,909
Deferred income taxes	10,590	18,769
Other non-current assets	69,696	71,487
Total assets	$1,932,429	$1,785,606
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$753,275	$598,595
Accrued expenses and other current liabilities	86,538	71,263
Current portion of contingent consideration	15,988	1,318
Income taxes payable	474	3,927
Current portion of long-term debt	2,866	7,861
Total current liabilities	859,141	682,964
Long-term debt, net of current portion	98,547	128,288
Long-term portion of contingent consideration	12,162	17,782
Other long-term liabilities	51,787	50,163
Total liabilities	1,021,637	879,197
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 20,161,911 and 22,217,421 shares issued and outstanding at June 30, 2026 and June 30, 2025, respectively	—	—
Retained earnings	1,018,144	1,020,833
Accumulated other comprehensive loss	(107,352)	(114,424)
Total shareholders’ equity	910,792	906,409
Total liabilities and shareholders’ equity	$1,932,429	$1,785,606

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Income Statements
Years Ended June 30, 2026, 2025 and 2024
(in thousands, except per share information)

	2026	2025	2024
Net sales	$3,226,062	$3,040,810	$3,259,809
Cost of goods sold	2,788,707	2,632,164	2,860,757
Gross profit	437,355	408,646	399,052
Selling, general and administrative expenses	313,176	286,934	277,428
Depreciation expense	5,992	10,004	11,219
Intangible amortization expense	16,721	19,227	15,723
Restructuring and other charges	1,766	5,381	4,358
Change in fair value of contingent consideration	1,073	1,900	—
Operating income	98,627	85,200	90,324
Interest expense	6,593	8,013	13,031
Interest income	(12,264)	(11,247)	(9,381)
Gain on sale of business	—	—	(14,155)
Other (income) expense, net	555	(5,962)	988
Income before income taxes	103,743	94,396	99,841
Provision for income taxes	24,870	22,848	22,781
Net income	$78,873	$71,548	$77,060

Per share data:
Net income per common share, basic	$3.69	$3.05	$3.10
Weighted-average shares outstanding, basic	21,384	23,442	24,868

Net income per common share, diluted	$3.64	$3.00	$3.06
Weighted-average shares outstanding, diluted	21,692	23,839	25,222

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2026, 2025 and 2024
(in thousands)

	2026	2025	2024
Net income	$78,873	$71,548	$77,060
Unrealized loss on hedged transaction, net of tax	(331)	(1,523)	(1,482)
Foreign currency translation adjustment	7,403	2,952	(20,945)
Realized foreign currency translation on sale of business	—	—	(3,805)
Comprehensive income	$85,945	$72,977	$50,828

See accompanying notes to these consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2026, 2025 and 2024
(in thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	24,844,203	$58,241	$936,678	$(89,621)	$905,298
Net income	—	—	77,060	—	77,060
Unrealized gain on hedged transaction, net of tax	—	—	—	(1,482)	(1,482)
Foreign currency translation adjustment	—	—	—	(20,945)	(20,945)
Realized foreign currency loss from discontinued operations	—	—	—	(3,805)	(3,805)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	380,184	1,937	—	—	1,937
Common stock repurchased, including excise tax	(980,539)	(43,337)	—	—	(43,337)
Share-based compensation	—	9,529	—	—	9,529
Balance at June 30, 2024	24,243,848	26,370	1,013,738	(115,853)	924,255
Net income	—	—	71,548	—	71,548
Unrealized loss on hedged transaction, net of tax	—	—	—	(1,523)	(1,523)
Foreign currency translation adjustment	—	—	—	2,952	2,952
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	456,872	4,616	—	—	4,616
Common stock repurchased, including excise tax	(2,483,299)	(42,048)	(64,453)	—	(106,501)
Share-based compensation	—	11,062	—	—	11,062
Balance at June 30, 2025	22,217,421	—	1,020,833	(114,424)	906,409
Net income	—	—	78,873	—	78,873
Unrealized loss on hedged transaction, net of tax	—	—	—	(331)	(331)
Foreign currency translation adjustment	—	—	—	7,403	7,403
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	365,158	1,927	—	—	1,927
Common stock repurchased, including excise tax	(2,420,668)	(15,981)	(81,562)	—	(97,543)
Share-based compensation	—	14,054	—	—	14,054
Balance at June 30, 2026	20,161,911	$—	$1,018,144	$(107,352)	$910,792

See accompanying notes to consolidated financial statements.

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2026, 2025 and 2024
(in thousands)

	2026	2025	2024
Cash flows from operating activities:
Net income	$78,873	$71,548	$77,060
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of a business	—	—	(14,155)
Depreciation and amortization	23,633	30,195	28,009
Amortization of debt issue costs	615	386	386
Provision for doubtful accounts	5,956	8,351	8,317
Share-based compensation	14,063	11,062	9,537
Deferred income taxes	4,565	1,128	(2,472)
Change in fair value of contingent consideration	1,073	1,900	—
Finance lease interest	49	86	101
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(133,226)	(55,011)	138,264
Inventories	(36,659)	28,874	239,157
Prepaid expenses and other assets	(1,884)	7,303	(17,804)
Other non-current assets	2,864	3,974	(10,689)
Accounts payable	150,881	3,673	(78,167)
Accrued expenses and other liabilities	15,749	2,846	(3,872)
Income taxes payable	(3,421)	(3,966)	(2,025)
Net cash provided by operating activities	123,131	112,349	371,647
Cash flows from investing activities:
Capital expenditures	(9,286)	(8,286)	(8,555)
Cash paid for business acquisitions, net of cash acquired	(18,220)	(56,673)	—
Cash received for business disposal	—	2,569	17,600
Net cash (used in) provided by investing activities	(27,506)	(62,390)	9,045
Cash flows from financing activities:
Borrowings on revolving credit, net of expenses	293,264	51,954	1,259,728
Repayments on revolving credit, net of expenses	(293,266)	(52,004)	(1,438,658)
Debt issuance costs	(1,394)	—	—
Borrowings on long-term debt	100,000	—	—
Repayments on long-term debt	(134,736)	(7,857)	(6,915)
Repayments of finance lease obligations	(998)	(1,090)	(964)
Contingent consideration payments	(1,375)	—	—
Exercise of stock options	4,959	9,511	4,813
Taxes paid on settlement of equity awards	(3,032)	(4,895)	(2,876)
Repurchase of common stock	(97,900)	(106,524)	(42,895)
Net cash (used in) financing activities	(134,478)	(110,905)	(227,767)
Effect of exchange rate changes on cash and cash equivalents	1,070	1,643	(3,643)

ScanSource, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2026, 2025 and 2024
(in thousands)

	2026	2025	2024
	(continued)
(Decrease) increase in cash and cash equivalents	(37,783)	(59,303)	149,282
Cash and cash equivalents at beginning of period	126,157	185,460	36,178
Cash and cash equivalents at end of period	$88,374	$126,157	$185,460
Supplemental disclosure of consolidated cash flow information:
Interest paid during the year	$6,097	$7,570	$12,953
Income taxes paid during the year	$28,904	$27,829	$27,129
See accompanying notes to consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026
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

Cybersecurity Incident

On May 14, 2023, the Company discovered it was subject to a cybersecurity attack perpetrated by unauthorized third parties that affected its IT systems. Upon detection, the Company took immediate steps to address the incident, engaged third-party experts, and notified law enforcement. On May 26, 2023, the Company substantially recovered its operations and completed the restoration of its pertinent IT systems. The Company took actions to strengthen its IT security infrastructure and continues to implement additional measures to prevent unauthorized access to, or manipulation of, its systems and data. During the fiscal year ended June 30, 2026 and 2025, the Company received $0.8 million and $5.9 million, respectively, of insurance proceeds from claims filed related to the cybersecurity attack. These amounts have been recorded in other (income) expense on the Consolidated Income Statement.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. There were no material related party transactions for the fiscal years ended June 30, 2026, 2025 and 2024.

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
June 30, 2026

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts in the amounts of $0.1 million are classified as accounts payable as of June 30, 2026 and 2025.

The Company maintains its cash with various financial institutions globally that are monitored regularly for credit quality, although it may hold amounts in excess of Federal Deposit Insurance Corporation or other insured limits. Cash and cash equivalents held outside of the United States totaled $35.4 million and $46.3 million as of June 30, 2026 and 2025, respectively.

Concentration of Credit Risk

The Company sells to a large base of channel sales partners primarily in the United States and Brazil. The Company performs ongoing credit evaluations of its channel sales partners’ financial condition. In certain cases, the Company will accept tangible assets as collateral to increase the trade credit of its channel sales partners. No channel sales partner represented more than 10% of the Company’s net sales for fiscal years 2026, 2025 or 2024.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

currency exposure are accounted for on an accrual basis with gains or losses on these contracts recorded in income in the period in which their value changes, with the offsetting entry for unsettled positions reflected in either other assets or other liabilities.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on interest expense from floating rate debt instruments. To manage the exposure, the Company has an interest rate swap agreement and has designated this instrument as a hedge of the cash flows on certain variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings, but were reported as other comprehensive income (loss). There was no ineffective portion recorded as an adjustment to earnings for the years ended June 30, 2026, 2025 and 2024.

Investments

The Company has investments that are held in a grantor trust formed by the Company related to the ScanSource, Inc. Nonqualified Deferred Compensation Plan and founder’s Supplemental Executive Retirement Plan. The Company has classified these investments as trading securities, and they are recorded at fair value with unrealized gains and losses included in the accompanying Consolidated Income Statements. The Company’s obligations under this deferred compensation plan change in concert with the performance of the investments along with contributions to and withdrawals from the plan. The fair value of these investments and the corresponding deferred compensation obligation was $37.6 million and $31.9 million as of June 30, 2026 and June 30, 2025, respectively. These investments are classified as either prepaid expenses and current assets or other non-current assets in the Consolidated Balance Sheets depending on the timing of planned disbursements. The deferred compensation obligation is classified either within accrued expenses and other current liabilities or other long-term liabilities as well. The amounts of these investments classified as current assets with corresponding current liabilities was $4.0 million and $3.4 million at June 30, 2026 and June 30, 2025, respectively.

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

Supplier Concentration

The Company sells products from many suppliers; however, sales of products supplied by Cisco and Zebra each constituted more than 10% of the Company's net sales for the years ended June 30, 2026, 2025 and 2024.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

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

Under Accounting Standards Update ("ASU") 2017-04, if the fair value of goodwill is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting units' fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company also assesses the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In its most recent annual test, the Company estimated the fair value of its reporting units primarily based on the income approach utilizing the discounted cash flow method. The Company also corroborated the fair value estimates derived from the income approach by considering the implied market multiples of comparable transactions and companies. The discounted cash flow method required the Company to estimate future cash flows and discount those amounts to present value. The key assumptions utilized in determining fair value included:

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
June 30, 2026

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

No goodwill impairment charges were recognized for the fiscal years ended June 30, 2026, 2025 and 2024. See Note 7 - Goodwill and Other Identifiable Intangible Assets for more information regarding goodwill and the results of our testing.

Intangible Assets

Intangible assets consist of channel sales partner relationships, trade names, distributor agreements, supplier partner programs, developed technology, non-compete agreements and an encryption key library. Channel sales partner relationships, trade names, supplier partner programs, developed technology and the encryption key library are amortized using the straight-line method over their estimated useful lives, which range from 8 to 15 years. Non-compete agreements are amortized over their contract life.

These assets are shown in detail in Note 7 - Goodwill and Other Identifiable Intangible Assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. No intangible asset or other long-lived asset impairment charges were recognized for the fiscal years ended June 30, 2026, 2025 and 2024.

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
June 30, 2026

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

Marketing Costs

The Company defers marketing-related costs until the marketing is first run in trade or other publications or, in the case of brochures, until the brochures are printed and available for distribution or posted online. Marketing costs, net of supplier reimbursement, are included in selling, general and administrative expenses and were not significant in any of the three fiscal years ended June 30, 2026, 2025 and 2024. Deferred marketing costs for each of these three fiscal years were also not significant.

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
June 30, 2026

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning July 1, 2025, with early application permitted. The Company adopted the new guidance in fiscal year 2026 on a prospective basis with no material impact on its financial position, results of operations or cash flows, but the adoption did result in new and expanded tax disclosures which are included in Note 13 - Income Taxes.

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

(2)     Trade Accounts and Notes Receivable, Net

The Company maintains an allowance for doubtful accounts receivable for estimated future expected credit losses resulting from channel sales partners’ failure to make payments on accounts receivable due to the Company. The Company has notes receivable with certain channel sales partners, which are included in “Accounts receivable, less allowance” in the Consolidated Balance Sheets.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

The changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2026, 2025 and 2024 are set forth in the tables below.

Description	Balance at Beginning of Period	Amounts Charged to Expense	Write-offs	Other (a)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended June 30, 2024	$15,480	8,317	(2,803)	(310)	$20,684

Year ended June 30, 2025	$20,684	8,351	(1,406)	192	$27,821

Year ended June 30, 2026	$27,821	5,956	(7,133)	(76)	$26,568

(a) "Other" amounts include recoveries and the effect of foreign currency fluctuations for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

for rebates and incentives by using the expected value to be given to the customer and reduces the revenue by those estimated amounts. These estimates are reviewed and updated as necessary at the end of each reporting period.

Contract Balances

The Company records contract assets for services performed in advance of payments received from channel sales partners. The Company records contract liabilities for payments received from channel sales partners in advance of services performed. These assets and liabilities are the result of the sales of the Company's self-branded warranty programs and other transactions where control has not yet passed to the customer. These amounts are immaterial to the consolidated financial statements for the periods presented.

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
Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Fiscal Year Ended June 30, 2026
	Specialty Technology Solutions	Intelisys & Advisory	Total
Revenue by product/service type:	(in thousands)
Products and non-recurring services	$3,060,417	$4,436	$3,064,853
Recurring revenue(a)	64,515	96,694	161,209
	$3,124,932	$101,130	$3,226,062

	Fiscal year ended June 30, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
Revenue by product/service type:		(in thousands)
Products and non-recurring services	$2,892,043	$3,067	$2,895,110
Recurring revenue(a)	50,674	95,026	145,700
	$2,942,717	$98,093	$3,040,810

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

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

	Fiscal year ended June 30,
	2026	2025	2024
	(in thousands, except per share data)
Numerator:
Net income	$78,873	$71,548	$77,060
Denominator:
Weighted-average shares, basic	21,384	23,442	24,868
Dilutive effect of share-based payments	308	397	354
Weighted-average shares, diluted	21,692	23,839	25,222

Net income per common share, basic	$3.69	$3.05	$3.10
Net income per common share, diluted	$3.64	$3.00	$3.06

For the years ended June 30, 2026, 2025 and 2024, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would have been antidilutive were 366,717, 201,879 and 348,604, respectively.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

(5)    Property and Equipment

Property and equipment is comprised of the following:

	June 30,
	2026	2025
	(in thousands)
Land and land improvements	$1,628	$2,366
Buildings and leasehold improvements	20,341	20,166
Computer software and equipment (a)	71,081	80,688
Furniture, fixtures and equipment	16,979	15,886
Construction in progress	659	457
Rental equipment	5,775	7,288
	116,463	126,851
Less accumulated depreciation	(81,607)	(95,682)
	$34,856	$31,169
(a) Included in Computer software and equipment is software under development of $12.9 million and $10.9 million as of June 30, 2026 and June 30, 2025, respectively.

Depreciation expense recorded as selling, general and administrative costs in the accompanying Consolidated Income Statements was $6.0 million, $10.0 million and $11.2 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. Depreciation expense recorded as cost of goods sold in the accompanying Consolidated Income Statements was $0.9 million, $1.0 million and $1.1 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

(6)    Other Assets and Liabilities, Current and Noncurrent

The table below details prepaid expenses and other current assets.

	June 30,
	2026	2025
	(in thousands)
Other receivables	$89,239	$91,029
Prepaid expense	10,516	13,485
Other taxes receivable	4,751	8,425
Other current assets	12,310	9,199
Prepaid expenses and other current assets	$116,816	$122,138

The table below details accrued expenses and other current liabilities.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

	June 30,
	2026	2025
	(in thousands)
Deferred warranty revenue	$5,019	$5,563
Accrued compensation	27,286	23,079
Other taxes payable	6,116	8,451
Accrued marketing expense	5,736	6,731
Accrued freight	3,276	3,113
Short-term operating lease liability	4,557	3,985
Other accrued liabilities	34,548	20,341
Accrued expenses and other current liabilities	$86,538	$71,263

The table below details other long-term liabilities.

	June 30,
	2026	2025
	(in thousands)
Long-term deferred warranty revenue	$2,727	$2,764
Long-term deferred compensation liability	33,593	28,537
Long-term income taxes payable	1,726	—
Long-term operating lease liability	4,927	6,972
Other long-term liabilities	8,814	11,890
Other long-term liabilities	$51,787	$50,163

(7)    Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, or whenever indicators of impairment are present. The reporting units utilized for goodwill impairment tests align directly with our operating segments, Specialty Technology Solutions and Intelisys & Advisory. The testing includes the determination of each reporting unit's fair value using a discounted cash flows model compared to each reporting unit's carrying value. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. During fiscal years ended June 30, 2026, 2025 and 2024, no impairment charges related to goodwill were recorded. The fair value of the Specialty Technology Solutions and Intelisys & Advisory reporting units exceeded its carrying value by 2% and more than 100%, respectively, as of the annual goodwill impairment testing date.

Changes in the carrying amount of goodwill for the years ended June 30, 2026 and 2025, by reportable segment, are set forth in the table below.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Balance at June 30, 2024	$146,108	$60,193	$206,301
Additions	13,447	10,693	24,140
Unrealized gain on foreign currency translation	224	155	379
Balance at June 30, 2025	$159,779	$71,041	$230,820
Additions	13,427	—	13,427
Unrealized gain (loss) on foreign currency translation	661	(6)	655
Balance at June 30, 2026	$173,867	$71,035	$244,902

The following table shows the Company’s identifiable intangible assets as of June 30, 2026 and 2025, respectively.

	June 30, 2026			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$135,290	$83,351	$51,939	$145,528	$92,943	$52,585
Trade names	14,536	12,919	1,617	14,036	11,442	2,594
Supplier partner program	4,085	3,771	314	4,085	3,341	744
Encryption key library	—	—	—	19,900	19,694	206
Developed technology	15,312	4,791	10,521	10,512	3,732	6,780
Total intangibles	$169,223	$104,832	$64,391	$194,061	$131,152	$62,909

The weighted-average amortization period for all intangible assets was approximately 11 years, 9 years and 10 years for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. Amortization expense for continuing operations for the years ended June 30, 2026, 2025 and 2024 was $16.7 million, $19.2 million and $15.7 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements. Certain fully amortized intangible assets have been removed during the current fiscal year.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2027	$10,791
2028	9,434
2029	8,905
2030	6,116
2031	11,923
Thereafter	17,222
Total	$64,391

(8)    Short Term Borrowings and Long Term Debt

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

The following table shows the Company’s short-term and long-term debt as of June 30, 2026 and 2025, respectively.

	June 30,
	2026	2025
	(in thousands)
Current portion of long-term debt	$2,866	$7,861
Mississippi revenue bond, net of current portion	2,297	2,663
Senior secured term loan facility, net of current portion	96,250	125,625
Total debt	$101,413	$136,149

Credit Facility

On December 18, 2025, the Company entered into a credit agreement, (the “New Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”), and the other lenders party thereto (the “Lenders”), providing for (i) a five-year, $400 million multicurrency senior secured revolving credit facility and (ii) a five-year $100 million senior secured term loan facility (the “New Credit Facilities”). In addition, pursuant to an “accordion feature,” the Company may increase its borrowings by up to the greater of $250 million or 150% of the Company's EBITDA calculated on a Pro Forma Basis (each as defined in the New Credit Agreement), subject to obtaining additional credit commitments from the Lenders participating in the increase. The New Credit Agreement allows for the issuance of up to $50 million for letters of credit. Borrowings under the New Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.4 million in connection with the New Credit Agreement. These costs were capitalized to other non-current assets on the Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

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

All swingline loans denominated in U.S. dollars bear interest based upon the daily simple SOFR, floating daily, plus an additional margin ranging from 1.00% to 1.75% depending upon the Company's leverage ratio, or such other rate as the Company and the applicable swingline lender may agree. Loans denominated in foreign currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the New Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon the Company’s leverage ratio. A commitment fee is payable on the unused amount of commitments under the revolving credit facility. The commitment fee ranges from 0.15% to 0.30%, depending on the Company's leverage ratio.

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

During the fiscal year ended June 30, 2026, the Company's borrowings under New Credit Agreement and Prior Credit Agreement were U.S. dollar loans. The spread in effect as of June 30, 2026 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect as of June 30, 2026 was 0.15%. The effective interest rates for the term loan were 4.65% and 5.43% as of June 30, 2026 and June 30, 2025, respectively. The New Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s Leverage Ratio must be less than or equal to 3.50 to 1.00. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the New Credit Agreement) must be at least 3.00 to 1.00 as of the end of each fiscal quarter. In the event

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the New Credit Agreement as of June 30, 2026.
The average daily balance outstanding on the revolving credit facility, excluding the term loan facility, was $1.6 million and $0.3 million during the fiscal year ended June 30, 2026 and 2025, respectively. There was $400.0 million and $350.0 million available for additional borrowings as of June 30, 2026 and 2025, respectively. The effective interest rates for the revolving line of credit were 4.62% and 5.46% as of June 30, 2026 and June 30, 2025, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of June 30, 2026 and 2025.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi in order to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi facility through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032 and accrues interest at a rate equal to one-month term SOFR plus 0.10% plus the applicable margin of 0.85%. The terms of the bond allow for payment of interest only for the first 10 years of the agreement and then, starting on September 1, 2018 through 2032, principal and interest payments are due until the maturity date or the redemption of the bond. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each 5th anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. As of June 30, 2026, the Company was in compliance with all covenants under this bond. The effective interest rates at June 30, 2026 and 2025 were 4.57% and 5.28%, respectively.

Scheduled maturities of the Company’s short-term borrowings, revolving credit facility and long-term debt at June 30, 2026 are as follows:

	Revolving Credit Facility	Term Loan Facility	Mississippi Bond
	(in thousands)
Fiscal year:
2027	$—	$2,500	$366
2028	—	2,500	371
2029	—	2,500	375
2030	—	2,500	380
2031	—	88,750	385
Thereafter	—	—	786
Total principal payments	$—	$98,750	$2,663

Debt Issuance Costs

As of June 30, 2026, net debt issuance costs associated with the credit facility, term loan and bond totaled $1.6 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

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

The Company had contracts outstanding with notional amounts of $15.2 million and $26.2 million for the exchange of foreign currencies as of June 30, 2026 and 2025, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Consolidated Income Statements for the fiscal years ended June 30, 2026, 2025 and 2024 are as follows:

	Fiscal year ended June 30,
	2026	2025	2024
	(in thousands)
Net foreign exchange derivative contract losses (gains)	$2,675	$1,678	$(1,864)
Net foreign currency transactional and re-measurement (gains) losses	(1,075)	(923)	4,062
Net foreign currency losses	$1,600	$755	$2,198

Net foreign currency exchange gains and losses consist of foreign currency transactional and functional currency re-measurements, offset by net foreign currency exchange contract gains and losses and are included in other income and expense. Foreign currency exchange gains and losses are primarily generated as the result of fluctuations in the value of the U.S. dollar versus the Brazilian real and the Canadian dollar versus the U.S. dollar.

Interest Rates – The Company’s earnings are also affected by changes in interest rates due to the impact such changes have on interest expense associated with its floating-rate debt. To manage this exposure, the Company manages its exposure to changes in interest rates by using interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating rate debt. These swaps include a notional amount of $50.0 million that matured on April 30, 2026, and a notional amount of $25 million maturing on March 31, 2028.

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings, but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the fiscal years ended June 30, 2026, 2025 and 2024.

The components of the cash flow hedge included in accumulated other comprehensive (loss) income, net of income taxes, in the Consolidated Statements of Shareholders’ Equity, are as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(849)	$(1,531)	$(3,305)
Unrealized (loss) gain in fair value of interest swap rates	408	(487)	1,316
Net (decrease) increase in accumulated other comprehensive (loss) income	(441)	(2,018)	(1,989)
Income tax effect	(110)	(495)	(507)
Net increase (decrease) in accumulated other comprehensive (loss) income, net of tax	$(331)	$(1,523)	$(1,482)

The Company used the following derivative instruments at June 30, 2026, reflected in the Consolidated Balance Sheets, for the risk management purposes detailed above:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

	June 30, 2026
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Foreign currency hedge	Other current assets	$11	$—
Interest rate swap agreement	Other current assets	$239	$—

Derivative liabilities:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$3

The Company used the following derivative instruments at June 30, 2025, reflected in the Consolidated Balance Sheets, for the risk management purposes detailed above:

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

(10)    Fair Value of Financial Instruments

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company classifies certain assets and liabilities based on the fair value hierarchy, which aggregates fair value-measured assets and liabilities based upon the following levels of inputs:

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

The assets and liabilities maintained by the Company that are required to be measured at fair value on a recurring basis include deferred compensation plan investments, forward foreign currency exchange contracts, foreign currency hedge agreements, interest rate swap agreements and contingent consideration owed to the sellers of Advantix Solutions Group, Inc (“Advantix”), Secure Path Networks, LLC dba Resourcive (“Resourcive”), and DataXoom Corp. ("DataXoom"). The carrying value of debt listed in Note 8 - Short-Term Borrowings and Long Term Debt is considered to approximate fair value, as the Company's debt instruments are indexed to a variable rate using the market approach (Level 2).

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$37,642	$37,642	$—	$—
Interest rate swap agreement	239	—	239	—
Foreign currency hedge	11	—	11	—
Total assets at fair value	$37,892	$37,642	$250	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$37,642	$37,642	$—	$—
Forward foreign currency exchange contracts	3	—	3	—
Liability for contingent consideration, current and non-current	28,150	—	—	28,150
Total liabilities at fair value	$65,795	$37,642	$3	$28,150

The following table summarizes the valuation of the Company's remaining assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current portion	$31,887	$31,887	$—	$—
Forward foreign currency exchange contracts	15	—	$15
Interest rate swap agreement	680	—	680	—
Total assets at fair value	$32,582	$31,887	$695	$—
Liabilities:
Deferred compensation plan investments, current and non-current portion	$31,887	$31,887	$—	$—
Foreign currency hedge	290	—	290	—
Liability for contingent consideration, current and non-current	19,100	—	—	19,100
Total liabilities at fair value	$51,277	$31,887	$290	$19,100

The investments in the deferred compensation plan are held in a "rabbi trust" and include securities and cash equivalents for payment of non-qualified benefits for certain retired, terminated and active employees. These investments are recorded to prepaid expenses and other current assets or other non-current assets depending on their corresponding, anticipated distribution

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

dates to recipients, which are reported in accrued expenses and other current liabilities or other long-term liabilities, respectively.

Derivative instruments, such as foreign currency forward contracts, are measured using the market approach on a recurring basis considering foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and interest rates quoted by banks (Level 2). Fair values of interest rate swaps are measured using standard valuation models with inputs that can be derived from observable market transactions, including SOFR spot and forward rates (Level 2). Foreign currency contracts and interest rate swap agreements are classified in the Consolidated Balance Sheets as prepaid expenses and other non-current assets or accrued expenses and other long-term liabilities, depending on the respective instruments' favorable or unfavorable positions. See Note 9 - Derivatives and Hedging Activities.

The Company recorded contingent consideration liabilities for Advantix, Resourcive, and DataXoom. These liabilities represent the amounts payable to sellers, as outlined under the terms of the individual purchase agreements, based upon the achievement of projected earnings before interest expense, taxes, depreciation and amortization, net of specific pro forma adjustments.

The following tables represent the Company's contingent consideration liabilities at June 30, 2026 and 2025:

	Fiscal Year Ended June 30, 2026
	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$6,660	$12,440	$19,100
Issuance of contingent consideration	9,352	—	9,352
Payments	(1,375)	—	(1,375)
Change in valuation	1,243	(170)	1,073
Fair value at end of period	$15,880	$12,270	$28,150

	Fiscal year ended June 30, 2025
	Specialty Technology Solutions	Intelisys & Advisory	Total
	(in thousands)
Fair value at beginning of period	$—	$—	$—
Issuance of contingent consideration	7,500	9,700	17,200
Change in valuation	(840)	2,740	1,900
Fair value at end of period	$6,660	$12,440	$19,100

The fair values of amounts owed are recorded in current portion of contingent consideration and long-term portion of contingent consideration in the Company’s Consolidated Balance Sheets. In accordance with ASC 805, the Company will revalue the contingent consideration liability at each reporting date through the last payment, with changes in the fair value of the contingent consideration reflected in the change in fair value of contingent consideration line item on the Company’s Consolidated Income Statements that is included in the calculation of operating income. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including but not limited to:

•estimated future results, net of pro forma adjustments set forth in the purchase agreements;
•the probability of achieving these results; and
•a risk premium reflective of the Company’s creditworthiness and market risk premium associated with the United States markets.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

Specialty Technology Solutions

The fair value of the contingent consideration related to Advantix is determined using a static discounted cash flow model. The liability recognized at June 30, 2026 was $6.2 million, of which $1.7 million is classified as current. The change in fair value for the fiscal year ended June 30, 2026 is primarily due to the recurring amortization of the unrecognized fair value discount. The first earnout payment totaling $1.4 million was paid to the sellers of Advantix during the quarter ended September 30, 2025. Future earnout payments to the sellers of Advantix are payable based on results through fiscal year 2028.

The fair value of the contingent consideration related to DataXoom is determined using the Monte Carlo method. The liability recognized at June 30, 2026, was $9.7 million, of which $2.0 million is classified as current. The change in fair value for the fiscal year ended June 30, 2026 is primarily due to the recurring amortization of the unrecognized fair value discount, partially offset by a change in forecasted results. Earnout payments to the sellers of DataXoom are payable based on results from fiscal year 2026 and fiscal year 2028.

Intelisys & Advisory

The fair value of the contingent consideration related to Resourcive is determined using the Monte Carlo method. The liability recognized at June 30, 2026 was $12.3 million, all of which is classified as current and is due to the sellers of Resourcive during fiscal year 2027. The change in fair value for the fiscal year ended June 30, 2026 is primarily due to a change in forecasted results, partially offset by the recurring amortization of the unrecognized fair value discount.

Significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liabilities by segment related to acquisitions at June 30, 2026 and June 30, 2025 were as follows.

	Significant observable inputs		Significant observable inputs
	June 30, 2026		June 30, 2025
Acquisition	Specialty Technology Solutions	Intelisys & Advisory	Specialty Technology Solutions	Intelisys & Advisory
Weighted-average payor credit spread	1.32%	1.32%	1.80%	1.80%
Weighted-average adjusted EBITDA risk premium	12.30%	12.50%	15.30%	12.70%
Adjusted EBITDA volatility	60.00%	50.00%	—	40.00%

(11)    Share-Based Compensation

Share-Based Compensation Plans

The Company has awards outstanding from three share-based compensation plans (the 2013 Long-Term Incentive Plan, the 2021 Long-Term Incentive Plan and the 2024 Omnibus Incentive Compensation Plan). The 2024 Omnibus Incentive Compensation Plan was approved at the annual meeting of the shareholders on December 10, 2024. The 2024 Plan permits the grant of any or all of the following types of awards to grantees: stock options, including non-qualified options and ISOs; SARs; restricted stock ("RSA"); deferred stock and restricted stock units ("RSU"); performance units ("PU") and performance shares; dividend equivalents; and other stock-based awards. Remaining available shares of the 2021 Long-Term Incentive Plan were rolled into the 2024 Plan. Eligible grantees include employees, officers, non-employee consultants and non-employee directors of the Company and its affiliates. Awards are currently only being granted under the 2024 Long-Term Incentive Plan. As of June 30, 2026, there were 1,929,131 shares available for future grant under the 2024 Long-Term Incentive Plan. All of the Company’s share-based compensation plans are shareholder approved, and it is the Company’s belief that such awards align the interests of its employees and directors with those of its shareholders. An RSA is common stock that is subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. An RSU represents the right to receive shares of common stock in the future with the right to future delivery of the shares subject to risk of forfeiture or other restrictions that lapse upon satisfaction of specified conditions. A PU represents the right to receive shares of common stock in the future contingent on performance against predetermined objectives over a specified performance period.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

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

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in thousands)
Share-based compensation related to:
Equity classified stock options	$—	$—	$550
Equity classified restricted stock	14,063	11,062	8,987
Total share-based compensation	$14,063	$11,062	$9,537

Stock Options

The Company did not grant stock options during the fiscal years ended June 30, 2026, June 30, 2025 or June 30, 2024. Stock options granted prior to June 30, 2022 vested annually over 3 years and have a 10-year contractual life. These options were granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

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

A summary of activity under our stock option plans is presented below:

	Fiscal Year Ended June 30, 2026
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	435,663	$32.71
Granted during the period	—	—
Exercised during the period	(133,700)	37.71
Canceled, forfeited, or expired during the period	—	—
Outstanding, end of year	301,963	30.49	2.86	$6,521,546
Vested at June 30, 2026	301,963	30.49	2.86	$6,521,546
Exercisable, end of year	301,963	$30.49	2.86	$6,521,546

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

The aggregate intrinsic value was calculated using the market price of the Company's stock on June 30, 2026, and the exercise price for only those options that have an exercise price that is less than the market price of our stock. This amount will change as the market price per share changes. The aggregate intrinsic value of options exercised during the fiscal year ended June 30, 2026, 2025 and 2024 was $0.9 million, $3.0 million and $2.1 million, respectively.

As of June 30, 2026 there were no unvested options, nor did any options vest during the fiscal years ended June 30, 2026 and 2025. The total fair value of options vested during the fiscal year ended June 30, 2024 was $1.5 million.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2026:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.27 - $26.38	52,524	4.39	24.61	52,524	24.61
$26.38 - $30.49	119,021	4.40	27.14	119,021	27.14
$30.49 - $34.60	53,079	1.44	34.35	53,079	34.35
$34.60 - $38.71	77,339	0.42	37.00	77,339	37.00
	301,963	2.86	$30.49	301,963	$30.49

The Company issues shares to satisfy the exercise of options.

Restricted Stock

Grants of Restricted Shares

During the fiscal year ended June 30, 2026, the Company granted 417,961 shares of restricted stock to employees and non-employee directors, all of which were issued in the form of RSUs:

	Fiscal Year Ended June 30, 2026
	Shares granted	Date granted	Grant date fair value	Vesting period
Employees
Certain employees based on performance	284,083	September 1, 2025	$43.65	Annually over 4 years
Certain employees based on performance	107,546	September 1, 2025	$43.65	Annually over 3 years
Certain employees based on performance	481	November 11, 2025	$40.65	Annually over 4 years

Non-Employee Directors
Certain Directors	25,851	September 1, 2025	$43.65	12 months

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

A summary of the status of the Company’s outstanding restricted stock is presented below:

	Fiscal Year Ended June 30, 2026
	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of year	901,255	$40.52
Granted during the period	417,961	43.33
Vested during the period	(301,142)	36.35
Cancelled, forfeited, or expired during the period	(105,738)	35.60
Outstanding, end of year	912,336	$42.43

As of June 30, 2026, there was approximately $21.7 million of unrecognized compensation cost related to unvested performance units and restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.07 years. The Company withheld 69,684 shares for income taxes during the fiscal year ended June 30, 2026.

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

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in thousands)
Matching contributions	$3,461	$3,261	$3,099

Internationally, the Company contributes to either plans mandated by local governments or to employee retirement savings and annuity plans. Additionally, the Company maintains a non-qualified, unfunded deferred compensation plan that allows eligible members of management to defer a portion of their compensation in addition to receiving discretionary matching contributions from the Company. Employer contributions are vested over a five-year period.

(13)    Income Taxes

As of the fiscal year ended June 30, 2026, the Company maintains the ability to access the earnings of foreign subsidiaries. The Company considered recording a deferred tax liability related to federal, state and withholding tax and determined that no liability should be recorded. There is no certainty as to the timing of the distributions of such earnings to the U.S. in whole or in part.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

Income tax expense (benefit) consists of:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in thousands)
Current:
Federal	$16,658	$12,736	$15,626
State	4,452	3,805	3,608
Foreign	(805)	3,498	5,578
Total current	20,305	20,039	24,812
Deferred:
Federal	1,982	2,320	(827)
State	1,938	(217)	(911)
Foreign	645	706	(293)
Total deferred	4,565	2,809	(2,031)
Provision for income taxes	$24,870	$22,848	$22,781

The following table presents a reconciliation of the statutory income tax rate, expressed as a percentage of income before income taxes, to the effective income tax rate for the year ended June 30, 2026, following the adoption of ASU 2023-09.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

	Fiscal Year Ended June 30, 2026
	$	%
	(in thousands)
U.S. Federal income tax at statutory rate	$21,786	21.0%
United States
State and Local Income Taxes(1)	5,455	5.3%
Federal
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	(475)	(0.5)%
FDII	(481)	(0.5)%
Subpart F Income	1,637	1.6%
Other	(136)	(0.1)%
Tax Credits
Foreign Tax Credit	(1,380)	(1.3)%
Changes in Valuation Allowances	(6,162)	(5.9)%
Nontaxable or Nondeductible Items
Non-deductible compensation	2,310	2.2%
Capital Loss Expiration	5,330	5.1%
Other	(82)	(0.1)%
Other Adjustments	(571)	(0.6)%
Brazil
Non-taxable income	(1,197)	(1.2)%
Pillar-Two	1,188	1.1%
Payable true-up	(2,551)	(2.5)%
Other	(336)	(0.3)%
Other Foreign Jurisdictions	227	0.2%
Changes in Unrecognized Tax Benefits	308	0.3%
Provision for income taxes	$24,870	24.0%

(1) The states that contribute the majority (greater than 50.0%) of the tax effect in this category include California, Illinois, Minnesota, New Jersey and New York.

The following table presents a reconciliation of the U.S. Federal income tax expense for the fiscal years ended June 30, 2025 and June 30, 2024 with the applicable statutory rate of 21.0%, prior to the adoption of ASU 2023-09.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

	Fiscal Year Ended June 30,
	2025	2024
	(in thousands)
U.S. statutory rate	21.0%	21.0%
U.S. Federal income tax at statutory rate	$19,823	$20,967
Increase (decrease) in income taxes due to:
State and local income taxes, net of Federal benefit	2,788	1,939
Tax credits	(573)	(1,794)
Valuation allowance	(445)	1,131
Effect of varying statutory rates in foreign operations, net	1,382	2,109
Stock compensation	(1,258)	(76)
Reduction in prior year transition tax	(2,065)	—
Earnings from foreign subsidiaries	778	776
Losses on dispositions	—	(2,816)
Global intangible low taxed income tax	475	(832)
Nontaxable income	(136)	(927)
Nondeductible compensation	2,144	1,412
Notional interest deduction on net equity	(928)	—
Other	863	892
Provision for income taxes	$22,848	$22,781

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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

The following table presents income taxes paid, net of refunds, for the year ended June 30, 2026, based on the adoption of ASU 2023-09:

Fiscal year ended June 30, 2026
(in thousands)
Federal	$21,606
State	4,864
Foreign
Brazil	2,386
Other Foreign	48
Total	$28,904

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2026	2025
	(in thousands)
Deferred tax assets derived from:
Allowance for accounts receivable	$4,720	$8,055
Inventories	2,651	2,690
Nondeductible accrued expenses	8,310	7,376
Net operating loss carryforwards	273	268
Tax credits	8,876	9,574
Deferred compensation	7,678	6,984
Stock compensation	4,946	4,186
Capital loss carryforwards	5,170	11,579
Timing of amortization deduction from intangible assets	2,342	7,675
Timing of depreciation and other deductions from building and equipment	694	437
Total deferred tax assets	45,660	58,824
Valuation allowance	(13,322)	(19,633)
Total deferred tax assets, net of allowance	32,338	39,191
Deferred tax liabilities derived from:
Timing of amortization deduction from goodwill	(21,748)	(17,659)
Timing of amortization deduction from intangible assets	—	(2,763)
Total deferred tax liabilities	(21,748)	(20,422)
Net deferred tax assets	$10,590	$18,769

The components of pretax earnings are as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in thousands)
Domestic	$91,799	$78,460	$78,653
Foreign	11,944	15,936	21,188
Worldwide pretax earnings	$103,743	$94,396	$99,841

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

As of June 30, 2026, there were (i) gross net operating loss carryforwards of approximately $0.9 million for U.S. federal income tax purposes; (ii) gross state net operating loss carryforwards of approximately $1.1 million; (iii) state income tax credit carryforwards of approximately $3.3 million that began to expire in the 2026 tax year; (iv) withholding tax credits of approximately $5.3 million; (v) foreign tax credits of $1.0 million, and (vi) gross capital loss carryovers of $20.7 million. The Company maintains a valuation allowance of $0.1 million for U.S. federal net operating losses, $5.2 million for capital loss carryforwards, a less than $0.1 million valuation allowance for state net operating losses, a $5.3 million valuation allowance for withholding tax credits, a $1.0 million valuation allowance for foreign tax credits, and a $1.6 million valuation allowance for state income tax credits, where it was determined that, in accordance with ASC 740, it is more likely than not that they cannot be utilized.

The Company recognizes excess tax benefits and tax deficiencies as income tax expense or benefit for stock award settlements in accordance with ASU 2016-09. The Company recognized net tax benefit of $0.5 million for the fiscal year ended June 30, 2026, net tax benefit of $1.2 million for the fiscal year ended June 30, 2025 and net tax benefit of less than $0.1 million for the fiscal year ended June 30, 2024.

As of June 30, 2026, the Company had gross unrecognized tax benefits of $1.3 million, $1.1 million of which, if recognized, would affect the effective tax rate. This reflects an increase of $0.6 million on a gross basis over the prior fiscal year. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Income Statements. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. The total amount of interest and penalties accrued, but excluded from the table below, were $0.6 million, $1.0 million and $1.3 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	June 30,
	2026	2025	2024
	(in thousands)
Beginning Balance	$698	$1,141	$1,172
Additions based on tax positions related to the current year	75	86	89
Additions based on tax positions related to prior years	605	—	—
Reduction for tax positions of prior years	(82)	(529)	(120)
Ending Balance	$1,296	$698	$1,141

The Company conducts business internationally and, as a result, one or more of its subsidiaries files income tax returns in the United States federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. With certain exceptions, the Company is no longer subject to state and local, or non-United States income tax examinations by tax authorities for tax years before June 30, 2021.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law. The Act permanently extends key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and introduces changes to the international tax framework. We have evaluated the impact of the Act on our future effective tax rate, tax liabilities, and cash taxes and concluded that its adoption did not have a material impact on our consolidated financial statements.

(14)    Leases

In accordance with ASC 842, Leases, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

months or less on the Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements at June 30, 2026 and 2025.

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

The following table presents amounts recorded on the Consolidated Balance Sheets related to operating leases at June 30, 2026 and 2025:

Operating leases	Balance Sheet location	June 30, 2026	June 30, 2025
		(in thousands)
Operating lease right-of-use assets	Other non-current assets	$8,850	$10,258
Current operating lease liabilities	Accrued expenses and other current liabilities	4,557	3,985
Long-term operating lease liabilities	Other long-term liabilities	4,927	6,972

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Consolidated Income Statements during the fiscal years ended June 30, 2026, 2025 and 2024. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Fiscal year ended June 30,
	2026	2025	2024
	(in thousands)
Operating lease cost	$4,990	$4,425	$4,917
Variable lease cost	1,720	1,523	1,416
	$6,710	$5,948	$6,333

Supplemental cash flow information related to the Company's operating leases for the fiscal years ended June 30, 2026, 2025 and 2024 are presented in the table below:

	Fiscal year ended June 30,
	2026	2025	2024
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$5,066	$4,136	$4,747
Right-of-use assets obtained in exchange for lease obligations	1,643	5,035	840

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

The weighted-average remaining lease term and discount rate at June 30, 2026 and 2025 are presented in the table below:

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term	2.64	3.03
Weighted-average discount rate	6.99%	5.35%

The following table presents the maturities of the Company's operating lease liabilities at June 30, 2026:

Operating leases
(in thousands)
2027	$5,051
2028	2,525
2029	1,701
2030	1,127
2031	71
Total future payments	10,475
Less: amounts representing interest	991
Present value of lease payments	$9,484

(15)    Commitments and Contingencies

A majority of the Company’s net revenues in fiscal years 2026, 2025 and 2024 were received from the sale of products purchased from the Company’s ten largest suppliers. The Company has entered into written agreements with substantially all of its major suppliers. While the Company’s agreements with most of its suppliers contain standard provisions for periodic renewals, these agreements generally permit termination by either party without cause upon 30 to 120 days' notice.

The Company or its subsidiaries are, from time to time, parties to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition and results of operations.

Pre-Acquisition Contingencies

During the Company's due diligence for the Network1 acquisition, several pre-acquisition contingencies were identified regarding various Brazilian federal and state tax exposures. The Company recorded indemnification receivables that are reported gross of the pre-acquisition contingency liabilities as the funds were escrowed as part of the acquisition. There were no deposits into the escrow account; however $0.4 million and $0.2 million were released from the escrow account during the fiscal years ended June 30, 2026 and 2025, respectively. The amount available after the impact of foreign currency translation, as of June 30, 2026 and 2025, for future pre-acquisition contingency settlements or to be released to the sellers was $3.6 million and $3.4 million, respectively.

The Company has recorded pre-acquisition contingencies and corresponding indemnification receivables related to Network1 of $3.9 million and $3.7 million for the fiscal years ended June 30, 2026 and 2025, respectively. These balances are presented as other non-current liabilities and other non-current assets in the Consolidated Balance Sheets. The amount of reasonably possible undiscounted pre-acquisition contingencies as of June 30, 2026 is estimated to range from $3.9 million to $15.7 million at this time, of which all exposures are indemnifiable under the share purchase agreement.

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

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

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment operates primarily in the United States and Brazil and includes specialty technology solutions distributed through a wholesale/resale sales model. This segment includes hardware, SaaS and subscription services. The specialty technology solutions include the following:

•Mobility and barcode - mobile computing, barcode scanners and imagers, RFID (radio frequency identification devices), barcode printing and related services;
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

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

Selected financial information about the Company's segments for the fiscal years ended June 30, 2026, 2025, and 2024 are presented below:

	Specialty Technology Solutions	Intelisys & Advisory	Corporate(a)	Total
Fiscal year ended June 30, 2026:
Net Sales	$3,124,932	$101,130	$—	$3,226,062
Cost of sales	2,787,288	1,419	—	2,788,707
Gross profit	337,644	99,711	—	437,355
Other operating expenses(b)	263,531	71,127	4,070	338,728
Operating income (loss)	$74,113	$28,584	$(4,070)	$98,627

Other Segment Items
Depreciation and amortization(c)	$14,680	$8,953	$—	$23,633
Change in fair value of contingent consideration(d)	$1,243	$(170)	$—	$1,073
Capital expenditures	$(8,574)	$(712)	$—	$(9,286)

Fiscal year ended June 30, 2025:
Net Sales	$2,942,717	$98,093	$—	$3,040,810
Cost of sales	2,631,315	849	—	2,632,164
Gross profit	311,402	97,244	—	408,646
Other operating expenses(b)	245,353	70,030	8,063	323,446
Operating income (loss)	$66,049	$27,214	$(8,063)	$85,200

Other Segment Items
Depreciation and amortization(c)	$19,627	$8,878	$1,690	$30,195
Change in fair value of contingent consideration(d)	$(840)	$2,740	$—	$1,900
Capital expenditures	$(7,776)	$(510)	$—	$(8,286)

Fiscal year ended June 30, 2024:
Net Sales	$3,167,549	$92,260	$—	$3,259,809
Cost of sales	2,860,292	465	—	2,860,757
Gross profit	307,257	91,795	—	399,052
Other operating expenses(b)	240,579	61,200	6,949	308,728
Operating income (loss)	$66,678	$30,595	$(6,949)	$90,324

Other Segment Items
Depreciation and amortization(c)	$17,133	$7,939	$2,937	$28,009
Capital expenditures	$(8,414)	$(141)	$—	$(8,555)
(a) For the years ended June 30, 2026 and June 30, 2025, the amounts in Other operating expenses shown above include restructuring expenses, legal settlement expenses, acquisition expenses, as well as cyberattack restoration costs. For the year ended June 30, 2024, the amounts in Other operating expenses shown above include restructuring expenses, acquisition and divestiture expenses as well as cyberattack restoration costs.

(b) Primarily includes payroll and other employee expenses and other selling and general administrative expenses
(c) Depreciation and amortization expense is primarily included within Other operating expenses
(d) Change in fair value of contingent consideration is included within Other operating expenses

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in thousands)
Sales by Geography Category:
United States	$3,003,061	$2,809,447	$2,928,606
Brazil	227,404	240,071	338,637
Less intercompany sales	(4,403)	(8,708)	(7,434)
	$3,226,062	$3,040,810	$3,259,809

	June 30, 2026	June 30, 2025
	(in thousands)
Assets:
Specialty Technology Solutions	$1,709,222	$1,564,119
Intelisys & Advisory	223,207	221,487
	$1,932,429	$1,785,606
Property and equipment, net by Geography Category:
United States	$14,398	$15,047
Brazil	20,458	16,122
	$34,856	$31,169

(17)    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Fiscal Years Ended June 30,
	2026	2025	2024
	(in thousands)
Foreign currency translation adjustment	$(107,531)	$(114,934)	$(117,885)
Unrealized gain on hedged transaction, net of tax	179	510	2,032
Accumulated other comprehensive loss	$(107,352)	$(114,424)	$(115,853)

The tax effect of amounts in comprehensive loss reflect a tax expense or benefit as follows:

	Fiscal years ended June 30,
	2026	2025	2024
	(in thousands)
Tax (benefit) expense	$(243)	$(456)	$(484)

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

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

On October 20, 2025, ScanSource completed the acquisition of DataXoom, a connectivity provider dedicated to supporting purpose-built mobile deployments across our current supplier line card and beyond. The initial cash purchase price totaled $18.4 million. During the fiscal year, the Company received $0.1 million due to working capital adjustments in accordance with the share purchase agreement. In addition, the initial contingent consideration is valued at $9.4 million. DataXoom complements our Advantix investment and is included in the Specialty Technology Solutions segment. The allocation of the purchase price to the assets and liabilities acquired, including measuring the value of certain tax liabilities have not been concluded as of the reporting date.

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

The Company continues to evaluate acquisitions on an on-going basis and has recognized $1.2 million and $1.0 million in acquisition costs for the fiscal years ended June 30, 2026 and 2025, respectively. Acquisition-related costs are included in selling, general and administrative expenses on the Consolidated Income Statements.

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

(20)    Restructuring

As part of a strategic review of organizational structure and operations, the Company executed cost reduction and restructuring programs in fiscal years ended June 30, 2026, 2025 and 2024. The actions taken in June 2026 are expected to result in approximately $7.0 million in annualized savings to selling, general and administrative expenses.

The following table presents the restructuring and employee separation costs incurred for the fiscal years ended June 30, 2026, 2025 and 2024:

SCANSOURCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026

	Fiscal years ended June 30,
	2026	2025	2024
	(in thousands)
Employee separation and benefit costs	$1,766	$5,381	$4,358

For the fiscal years ended June 30, 2026, 2025 and 2024, all restructuring costs are recognized in the Corporate reporting unit and have not been allocated to the Specialty Technology Solutions or Intelisys & Advisory segments.

Accrued restructuring costs are included in accrued expenses and other current liabilities on the Consolidated Balance Sheets. The following table represents activity for the fiscal years ended June 30, 2026 and 2025:

Accrued Expenses
(in thousands)
Balance at June 30, 2024	$1,629
Charged to expense	5,381
Cash payments	(6,455)
Balance at June 30, 2025	$555
Charged to expense	1,766
Cash payments	(751)
Balance at June 30, 2026	$1,570

The remaining balance as of June 30, 2026 of $1.6 million is expected to be paid through the fourth quarter of fiscal year 2028.

(20)    Subsequent Events

On August 20, 2026, the Company announced an agreement to acquire MicroAge, a leading IT solutions integrator, managed services provider (MSP), and digital transformation partner, helping businesses design, implement, secure, manage, and optimize their IT environments. The acquisition is expected to add higher-margin technology solutions capabilities and expand ScanSource’s reach across strategic growth markets, including cloud, cybersecurity, data center and AI. MicroAge serves a diversified U.S. client base of approximately 2,400 clients and has more than 200 employees. Under the agreement, ScanSource will acquire MicroAge in an all-cash transaction for a purchase price of $220.5 million, payable at closing. ScanSource expects to fund the acquisition through borrowings under its existing credit facility. The transaction is expected to close in the quarter ending September 30, 2026, subject to regulatory approval and other customary closing conditions.

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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2026, were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.
The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on internal control over financial reporting which is included with the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC, pursuant to General Instructions G(3) to Form 10K, not later than 120 days after the end of our fiscal year ended June 30, 2026, a definitive Proxy Statement relating to the 2026 Annual Meeting pursuant to Regulation 14A promulgated under the Exchange Act (the “Part III Filing”). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The information required to be included by Item 10 of Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

ITEM 11.    Executive Compensation.

The information required to be included by Item 11 of the Form 10-K will be included in our Part III Filing and such information is incorporated by reference herein.

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
(b) Exhibits. See Exhibit Index.
(c) Separate Financial Statements and Schedules. None.

ITEM 16.    FORM 10-K SUMMARY
None

Exhibit Index

Exhibit Number	Description	Filed herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation and Articles of Amendment		8-K	3.1	1/27/2022
3.2	Amended and Restated Bylaws		10-Q	3.1	5/7/2024
4.1	Form of Common Stock Certificate		SB-2	4.1	2/7/1994
4.2	Description of Securities		10-K	4.2	8/27/2024
	Management Contracts and Compensation Plans and Arrangements
10.1	ScanSource, Inc. 2026 Board of Directors Compensation Program	X
10.2	ScanSource, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated Effective January 1, 2021		10-Q	10.3	5/10/2021
10.3	Executive Severance Plan		8-K	10.3	6/21/2017
10.4	ScanSource, Inc. Management Incentive Plan		10-K	10.7	8/22/2023
10.5	Amended and Restated Employment Agreement, effective as of July 1, 2017, of Michael L. Baur		8-K	10.1	6/21/2017
10.6	Employment Letter, dated November 16, 2020, of Stephen Jones		10-Q	10.1	2/2/2021
10.7	Employment Letter, dated May 6, 2021 of Rachel Hayden		10-K	10.29	8/24/2021
10.8	Employment Letter, dated February 9, 2023 of Shana Smith		10-K/A	10.23	10/24/2023
10.9	Employment Letter, dated June 29, 2022 of Alexandre Conde		10-K	10.11	8/27/2024
10.10	Severance Plan, dated December 13, 2023 for Alexandre Conde		10-K	10.12	8/27/2024
10.11	2013 Long-Term Incentive Plan		S-8	99	12/5/2013
10.12	Form of Incentive Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.3	2/6/2014
10.13	Form of Non-Qualified Stock Option Award Certificate under ScanSource, Inc. 2013 Long-Term Incentive Plan for grants on or after December 5, 2013		10-Q	10.4	2/6/2014
10.14	Form of Non-Qualified Stock Option Award Certificate under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.3	12/8/2017
10.15	Form of Incentive Stock Option Award Certificate under the 2013 Long-Term Incentive Plan (2017 version)		8-K	10.4	12/8/2017
10.16	ScanSource, Inc. 2021 Omnibus Incentive Compensation Plan		10-K	10.3	8/22/2023
10.17	Form of Employee Restricted Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.2	1/27/2022
10.18	Form of Restricted Stock Unit Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.4	1/27/2022
10.19	Form of Director Restricted Stock Unit Award Certificate (Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.5	1/27/2022
10.20	Form of Employee Restricted Stock Unit Award Certificate (Performance and Service-Based) under the 2021 Omnibus Incentive Compensation Plan		8-K	10.6	1/27/2022

10.21		Form of Incentive Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.7	1/27/2022
10.22		Form of Non-Qualified Stock Option Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.8	1/27/2022
10.23		Form of Director Stock Award Certificate under the 2021 Omnibus Incentive Compensation Plan		8-K	10.9	1/27/2022
10.24		ScanSource, Inc. 2024 Omnibus Incentive Compensation Plan		8-K	10.1	12/10/2024
10.25		Form of Director Restricted Stock Unit Award Certificate under the 2024 Omnibus Incentive Compensation Plan	X
10.26		Form of Performance-Based Restricted Stock Unit Award Certificate (Performance- and Service-Based) under the 2024 Omnibus Incentive Compensation Plan	X
10.27		Form of Restricted Stock Unit Award Certificate (Service-Based) under the 2024 Omnibus Incentive Compensation Plan	X
		Bank Agreements
10.24		Credit Agreement, dated as of December 18, 2025, by and among ScanSource, Inc., certain of its subsidiaries party thereto, as subsidiary borrowers, the lenders party thereto, and PNC Bank, National Association, as administrative agent		8-K	10.1	12/19/2025
		Other Agreements
10.26	+	Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.26	8/29/2007
10.27	+	Third Amendment to Industrial Lease Agreement between Registrant and Industrial Developments International, Inc.		10-K	10.41	8/29/2016
10.28		Fourth Amendment to Industrial Lease Agreement		10-Q	10.1	5/9/2019
10.29	+	Nonexclusive Value Added Distributor Agreement between ScanSource, Inc. and Cisco Systems, Inc.		10-K	10.38	8/22/2019
10.30	+	Amendment No. 3 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.39	8/22/2019
10.31	+	Amendment No. 5 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/22/2019
10.32	+	Amendment No. 6 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/22/2019
10.33	+	Amendment No. 7 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.42	8/22/2019
10.34		Amendment No. 9 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.43	8/22/2019
10.35	+	Amendment No. 11 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.44	8/22/2019
10.36		Amendment No. 13 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.46	8/22/2019
10.37		Amendment No. 14 to Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.47	8/22/2019
10.38		Amendment No. 17 to Cisco Nonexclusive Value Added Distributor Agreement		10-Q	10.2	5/10/2021
10.39		Amendment No. 21 to the Nonexclusive Value Added Distributor Agreement		10-K	10.59	8/22/2023
10.40		Amendment No. 22 to the Nonexclusive Value Added Distributor Agreement		10-K	10.40	8/21/2025
10.41		Amendment No. 23 to the Nonexclusive Value Added Distributor Agreement		10-K	10.41	8/21/2025
10.45		Amendment No. 24 to the Nonexclusive Value Added Distributor Agreement		10-Q	10.1	5/7/2026
10.42	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 25, 2019		10-K	10.48	8/22/2019

10.43	+	Addendum to Cisco Nonexclusive Value Added Distributor Agreement dated March 2, 2015		10-K	10.49	8/22/2019
10.44	+	Affiliate Agreement under Cisco Nonexclusive Value Added Distributor Agreement		10-K	10.50	8/22/2019
10.45	+	Distribution Agreement with US Motorola (f/k/a Symbol Technologies, Inc.)		10-K	10.58	8/24/2021
10.46	+	Amendment to PartnerEmpower Distribution Agreement with Zebra		10-K	10.59	8/24/2021
10.47		Participation Agreement Relating to Distribution Agreement with Zebra		10-K	10.51	8/29/2016
10.48	+	Amendment to PartnerConnect EVM Distributor Agreement		10-K	10.61	8/24/2021
10.49	+	Addendum to Zebra PartnerConnect Distributor Agreement		10-Q	10.2	5/9/2019
10.50		Letter of Agreement to PartnerConnect EVM Distributor Agreement		10-K	10.55	8/31/2020
10.51		Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.64	8/24/2021
10.52	+	Addendum to Zebra PartnerConnect EVM Distributor Agreement		10-K	10.54	8/27/2024
10.53	+	Zebra Partner Connect Program Agreement		10-K	10.53	8/21/2025
19.1		Insider Trading Policy		10-K	19.1	8/21/2025
21.1		Subsidiaries of the Company	X
23.1		Consent of Deloitte & Touche LLP	X
23.2		Consent of Grant Thornton LLP	X
31.1		Certification of the Chief Executive Officer	X
31.2		Certification of the Chief Financial Officer	X
32.1		Certification of the Chief Executive Officer	X
32.2		Certification of the Chief Financial Officer	X
97.1		Compensation Recovery Plan		10-Q	99.1	11/9/2023
101
The following materials from our Annual Report on Form 10-K for the year ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2026 and June 30, 2025, (ii) the Consolidated Income Statements for the years ended June 30, 2026, June 30, 2025 and June 30, 2024, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2026, June 30, 2025 and June 30, 2024, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2026, June 30, 2025 and June 30, 2024, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
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

SCANSOURCE, INC.

Date:	August 20, 2026	By:	/s/ MICHAEL L. BAUR
Michael L. Baur
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BAUR	Chairman and Chief Executive Officer	August 20, 2026
Michael L. Baur	(Principal Executive Officer)

/s/ STEVE JONES	Senior Executive Vice President and Chief Financial Officer	August 20, 2026
Steve Jones	(Principal Financial Officer)

/s/ BRANDY FORD	Senior Vice President and Chief Accounting Officer	August 20, 2026
Brandy Ford	(Principal Accounting Officer)

/s/ CHARLES A. MATHIS	Lead Independent Director	August 20, 2026
Charles A. Mathis

/s/ FRANK E. EMORY, JR.	Director	August 20, 2026
Frank E. Emory, Jr.

/s/ VERNON J. NAGEL	Director	August 20, 2026
Vernon Nagel

/s/ DOROTHY F. RAMONEDA	Director	August 20, 2026
Dorothy F. Ramoneda

/s/ JEFFREY R. RODEK	Director	August 20, 2026
Jeffrey R. Rodek

/s/ ELIZABETH O. TEMPLE	Director	August 20, 2026
Elizabeth O. Temple