Form 10-Q
period 2026-09-30
SCANSOURCE, INC.
filed 2026-11-05
CIK 918965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, no par value per share	20,325,050 shares

SCANSOURCE, INC.
INDEX TO FORM 10-Q
September 30, 2026

FORWARD-LOOKING STATEMENTS

Forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) included in the "Risk Factors," "Legal Proceedings," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and elsewhere herein. Words such as "expects," "anticipates," "believes," "intends," "plans," "hopes," "forecasts," "seeks," "estimates," "goals," "projects," "strategy," "future," "likely," "may," "should," "will," and variations of such words and similar expressions generally identify such forward-looking statements. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on forward-looking statements as actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the following factors, which are neither presented in order of importance nor weighted: macroeconomic conditions, including potential prolonged economic weakness, inflation and supply chain challenges, tariffs and changes in trade policy, the failure to manage and implement the Company's growth strategy, the Company's ability to realize the synergies or other benefits from acquisitions, credit risks involving the Company's larger channel sales partners and suppliers, changes in interest and exchange rates and regulatory regimes impacting the Company's international operations, including new or increased tariffs, risk to the Company's business from a cyber attack, a failure of the Company's IT systems, failure to hire and retain quality employees, loss of the Company's major channel sales partners, relationships with the Company's key suppliers and channel sales partners or a termination or a significant modification of the terms under which it operates with such suppliers and channel sales partners, changes in the Company's operating strategy and other factors set forth in "Risk Factors" contained in our Annual Report on Form 10-K for the year ended June 30, 2026.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share information)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$45,866	$88,374
Accounts receivable, less allowance of $33,401 at September 30, 2026 and $26,568 at June 30, 2026	815,297	769,750
Inventories	547,834	522,350
Prepaid income tax expense	9,745	10,704
Prepaid expenses and other current assets	125,419	116,816
Total current assets	1,544,161	1,507,994
Property and equipment, net	34,959	34,856
Goodwill	343,884	244,902
Identifiable intangible assets, net	237,029	64,391
Deferred income taxes	3,220	10,590
Other non-current assets	69,822	69,696
Total assets	$2,233,075	$1,932,429
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$774,677	$753,275
Accrued expenses and other current liabilities	91,250	86,538
Current portion of contingent consideration	13,769	15,988
Income taxes payable	480	474
Current portion of long-term debt	2,871	2,866
Total current liabilities	883,047	859,141
Deferred income taxes	39,164	—
Long-term debt, net of current portion	97,551	98,547
Borrowings under revolving credit facility	231,948	—
Long-term portion of contingent consideration	10,451	12,162
Other long-term liabilities	55,259	51,787
Total liabilities	1,317,420	1,021,637
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized, none issued	—	—
Common stock, no par value; 45,000,000 shares authorized, 20,357,128 and 20,161,911 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	—	—
Retained earnings	1,022,966	1,018,144
Accumulated other comprehensive loss	(107,311)	(107,352)
Total shareholders’ equity	915,655	910,792
Total liabilities and shareholders’ equity	$2,233,075	$1,932,429

June 30, 2026 amounts are derived from audited consolidated financial statements.
See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share data)

	Quarter ended
	September 30,
	2026	2025
Net sales	$962,294	$739,650
Cost of goods sold	845,350	632,177
Gross profit	116,944	107,473
Selling, general and administrative expenses	96,509	75,275
Depreciation expense	1,874	1,577
Intangible amortization expense	4,662	4,404
Restructuring expense	1,653	—
Change in fair value of contingent consideration	(147)	314
Operating income	12,393	25,903
Interest expense	3,091	1,914
Interest income	(2,664)	(3,180)
Other expense, net	47	173
Income before income taxes	11,919	26,996
Provision for income taxes	3,228	7,118
Net income	$8,691	$19,878

Per share data:
Net income per common share, basic	$0.43	$0.90
Weighted-average shares outstanding, basic	20,215	22,018

Net income per common share, diluted	$0.42	$0.89
Weighted-average shares outstanding, diluted	20,685	22,405

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Quarter ended
	September 30,
	2026	2025
Net income	$8,691	$19,878
Unrealized gain (loss) on hedged transaction, net of tax	151	(230)
Foreign currency translation adjustment	(110)	3,966
Comprehensive income	$8,732	$23,614

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share information)

	Common Stock (Shares)	Common Stock (Amount)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2026	20,161,911	$—	$1,018,144	$(107,352)	$910,792
Net income	—	—	8,691	—	8,691
Unrealized gain on hedged transaction, net of tax	—	—	—	151	151
Foreign currency translation adjustment	—	—	—	(110)	(110)
Exercise of stock options and shares issued under share-based compensation plans, net of shares withheld for employee taxes	282,094	(2,707)	—	—	(2,707)
Common stock repurchased, including excise tax	(86,877)	(952)	(3,869)	—	(4,821)
Share-based compensation	—	3,659	—	—	3,659
Balance at September 30, 2026	20,357,128	$—	$1,022,966	$(107,311)	$915,655

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

SCANSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$8,691	$19,878
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,734	6,200
Amortization of debt issue costs	90	96
Provision for doubtful accounts	6,395	1,928
Share-based compensation	3,659	2,876
Deferred income taxes	(2,627)	2,079
Change in fair value of contingent consideration	(147)	314
Finance lease interest	5	15
Changes in operating assets and liabilities:
Accounts receivable	(8,006)	79,010
Inventories	(25,614)	(20,574)
Prepaid expenses and other assets	(5,788)	5,262
Other non-current assets	7,576	552
Accounts payable	(17,732)	(70,297)
Accrued expenses and other liabilities	(15,548)	(3,758)
Income taxes payable	8	(370)
Net cash (used in) provided by operating activities	(42,304)	23,211
Cash flows from investing activities:
Capital expenditures	(1,842)	(2,395)
Cash paid for business acquisitions, net of cash acquired	(217,772)	—
Net cash used in investing activities	(219,614)	(2,395)
Cash flows from financing activities:
Borrowings on revolving credit	749,488	49,210
Repayments on revolving credit	(517,540)	(49,210)
Repayments on long-term debt	(991)	(2,236)
Repayments on finance lease obligation	(216)	(271)
Contingent consideration payments	(3,783)	(1,375)
Exercise of stock options	3,061	4,834
Taxes paid on settlement of equity awards	(5,768)	(2,617)
Common stock repurchased, including excise tax	(4,795)	(21,285)
Net cash provided by (used in) financing activities	219,456	(22,950)
Effect of exchange rate changes on cash and cash equivalents	(46)	901
Decrease in cash and cash equivalents	(42,508)	(1,233)
Cash and cash equivalents at beginning of period	88,374	126,157
Cash and cash equivalents at end of period	$45,866	$124,924

See accompanying notes to these condensed consolidated financial statements.

SCANSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Business and Summary of Significant Accounting Policies

Business Description

ScanSource, Inc. (together with its subsidiaries referred to as “the Company” or “ScanSource”) is a leading technology distributor uniquely positioned to address complex technologies and to accelerate growth for channel sales partners across hardware, software as a service ("SaaS"), connectivity, cloud and services. ScanSource uses multiple sales models to offer technology solutions from leading suppliers of specialty technologies, connectivity, cloud and services. The Company operates primarily in the United States and Brazil. The Company has updated the name of its Intelisys & Advisory segment to Intelisys & Solution Services. The Company's two operating segments, Specialty Technology Solutions and Intelisys & Solution Services, represent the different sales models the Company uses in executing its technology distribution growth strategy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring and non-recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position at September 30, 2026 and June 30, 2026, the results of operations for the quarters ended September 30, 2026 and 2025, the condensed consolidated statements of comprehensive income for the quarters ended September 30, 2026 and 2025, the condensed consolidated statements of shareholders' equity for the quarters ended September 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the three months ended September 30, 2026 and 2025. The results of operations for the quarters ended September 30, 2026 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies for the quarter ended September 30, 2026 from the policies described in the notes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026. For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains zero-balance disbursement accounts at various financial institutions at which the Company does not maintain significant depository relationships. Due to the terms of the agreements governing these accounts, the Company generally does not have the right to offset outstanding checks written from these accounts against cash on hand, and the respective institutions are not legally obligated to honor the checks until sufficient funds are transferred to fund the checks. As a result, checks released but not yet cleared from these accounts were approximately $0.2 million and $0.1 million and are included in accounts payable on the condensed consolidated balance sheets at September 30, 2026 and June 30, 2026, respectively.

Long-lived Assets

The Company presents depreciation expense and intangible amortization expense on the condensed consolidated income statements. The Company's depreciation expense related to selling, general and administrative costs totaled $1.9 million and $1.6 million for the quarters ended September 30, 2026 and September 30, 2025, respectively. Depreciation expense reported as part of cost of goods sold on the condensed consolidated income statements totaled $0.2 million for each of the quarters ended September 30, 2026 and September 30, 2025. The Company's intangible amortization expense reported on the condensed consolidated income statements relates to selling, general and administrative costs, not the cost of selling goods. Intangible amortization expense totaled $4.7 million and $4.4 million for the quarters ended September 30, 2026 and September 30, 2025, respectively.

Recent Accounting Pronouncements

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

The changes in the allowance for doubtful accounts for the three months ended September 30, 2026 are set forth in the table below.

	June 30, 2026	Amounts Charged to Expense	Write-offs	Other (1)	September 30, 2026
	(in thousands)
Trade accounts and current notes receivable allowance	$26,568	$6,395	$(724)	$1,162	$33,401
(1)"Other" amounts include recoveries and the effect of foreign currency fluctuations for the three months ended September 30, 2026.

(3) Revenue Recognition

The Company provides technology solutions and services from the world's leading suppliers of mobility and barcode, POS, payment terminals, physical security, networking, communications, connectivity, cloud, data center and cybersecurity. This includes hardware, related accessories and device configuration as well as software licenses, professional services and hardware support programs. Substantially all of the Company's revenues are derived from products sold at a point-in-time.

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

Disaggregation of Revenue

The following tables represent the Company's disaggregation of revenue:

	Quarter ended September 30, 2026
	Specialty Technology Solutions	Intelisys & Solution Services	Total
	(in thousands)
Revenue by category:
Products and services	$901,157	$18,697	$919,854
Recurring revenue(a)	16,142	26,298	42,440
	$917,299	$44,995	$962,294

(a) Recurring revenue represents revenue primarily from agency commissions, managed connectivity, SaaS, subscriptions, managed services, and hardware rentals.

	Quarter ended September 30, 2025
	Specialty Technology Solutions	Intelisys & Solution Services	Total
	(in thousands)
Revenue by category:
Products and services	$701,631	$1,353	$702,984
Recurring revenue(a)	13,816	22,850	36,666
	$715,447	$24,203	$739,650

(a) Recurring revenue represents revenue primarily from agency commissions, managed connectivity, SaaS, subscriptions, managed services, and hardware rentals.

(4) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common and potential common shares outstanding.

	Quarter ended
	September 30,
	2026	2025
	(in thousands, except per share data)
Numerator:
Net income	$8,691	$19,878
Denominator:
Weighted-average shares, basic	20,215	22,018
Dilutive effect of share-based payments	470	387
Weighted-average shares, diluted	20,685	22,405

Net income per common share, basic	$0.43	$0.90
Net income per common share, diluted	$0.42	$0.89

For the quarters ended September 30, 2026 and September 30, 2025, weighted-average shares outstanding excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were 91,346 and 295,562, respectively.

(5) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	September 30, 2026	June 30, 2026
	(in thousands)
Foreign currency translation adjustment	$(107,641)	$(107,531)
Unrealized gain on hedged transaction, net of tax	330	179
Accumulated other comprehensive loss	$(107,311)	$(107,352)

The tax effect of amounts in comprehensive loss reflect a tax expense (benefit) as follows:

	Quarter ended September 30,
	2026	2025
	(in thousands)
Tax expense (benefit)	$53	$(45)

(6) Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2026, by reporting segment, are set forth in the table below.

	Specialty Technology Solutions	Intelisys & Solution Services	Total
	(in thousands)
Balance at June 30, 2026	$173,867	$71,035	$244,902
Additions(a)	(38)	99,030	98,992
Foreign currency translation adjustment	(10)	—	(10)
Balance at September 30, 2026	$173,819	$170,065	$343,884

(a) Decrease within Specialty Technology Solutions segment reflects DataXoom Corp. ("DataXoom") acquisition valuation adjustments upon finalization of purchase accounting in the current period. Increase within Intelisys & Solutions Services segment reflects initial valuation of the MicroAge Acquisition Corp. ("MicroAge") acquisition.

The following table shows the Company's identifiable intangible assets as of September 30, 2026 and June 30, 2026, respectively.

	September 30, 2026			June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Customer relationships	$251,990	$36,785	$215,205	$135,290	$83,351	$51,939
Trade names	24,536	13,254	11,282	14,536	12,919	1,617
Non-compete agreements	200	4	196	—	—	—
Supplier partner program	4,085	3,878	207	4,085	3,771	314
Developed technology	15,312	5,173	10,139	15,312	4,791	10,521
Total intangibles	$296,123	$59,094	$237,029	$169,223	$104,832	$64,391

The weighted-average amortization period for all intangible assets was approximately 12 years as of September 30, 2026 and 11 years as of June 30, 2026. Amortization expense for the three months ended September 30, 2026 and 2025 was $4.7 million and $4.4 million, respectively, all of which relates to selling, general and administrative costs, not the cost of selling goods, and has been presented as such in the accompanying Consolidated Income Statements.

Estimated future amortization expense is as follows:

Amortization Expense
(in thousands)
Year Ended June 30,
2027	$32,149
2028	32,685
2029	29,275
2030	24,106
2031	27,741
Thereafter	91,073
Total	$237,029

(7) Short-Term Borrowings and Long-Term Debt

The following table presents the Company’s debt at September 30, 2026 and June 30, 2026.

	September 30, 2026	June 30, 2026
	(in thousands)
Current portion of long-term debt	$2,871	$2,866
Mississippi revenue bond, net of current portion	1,931	2,297
Senior secured term loan facility, net of current portion	95,620	96,250
Borrowings under revolving credit facility	231,948	—
Total debt	$332,370	$101,413

Credit Facility

On December 18, 2025, the Company entered into a credit agreement (the “New Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”), and the other lenders party thereto (the “Lenders”), providing for (i) a five-year, $400 million multicurrency senior secured revolving credit facility and (ii) a five-year $100 million senior secured term loan facility (the “New Credit Facilities”). In addition, pursuant to an “accordion feature,” the Company may increase its borrowings by up to the greater of $250 million or 150% of the Company’s EBITDA calculated on a Pro Forma Basis (each as defined in the New Credit Agreement), subject to obtaining additional credit commitments from the Lenders participating in the increase. The New Credit Agreement allows for issuance of up to $50 million for letters of credit. Borrowings under the New Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. The Company incurred debt issuance costs of $1.4 million in connection with the New Credit Agreement, which were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

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

During the quarter ended September 30, 2026, all of the Company's borrowings under the New Credit Agreement were U.S. dollar loans. The spread in effect as of September 30, 2026 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at September 30, 2026 was 0.15%. The effective interest rates for the term loan were 4.91% and 4.65% as of September 30, 2026 and June 30, 2026, respectively. The New Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, the Company’s leverage ratio must be less than or equal to 3.50 to 1.00. In addition, the Company’s Interest Coverage Ratio (as such term is defined in the New Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. The Company was in compliance with all covenants under the New Credit Agreement at September 30, 2026.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, was $139.9 million and $1.1 million during the three month periods ended September 30, 2026 and 2025, respectively. There was $168.1 million and $400.0 million available for additional borrowings as of September 30, 2026 and June 30, 2026, respectively. The effective interest rates for the revolving line of credit were 4.90% and 4.62% as of September 30, 2026 and June 30, 2026, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of September 30, 2026 and June 30, 2026.

Mississippi Revenue Bond

On August 1, 2007, the Company entered into an agreement with the State of Mississippi to provide financing for the acquisition and installation of certain equipment to be utilized at the Company’s Southaven, Mississippi warehouse, through the issuance of an industrial development revenue bond. The bond matures on September 1, 2032. The bond accrues interest at the one-month term SOFR plus an adjustment of 0.10% plus a spread of 0.85%. The agreement also provides the bondholder with a put option, exercisable only within 180 days of each fifth anniversary of the agreement, requiring the Company to pay back the bonds at 100% of the principal amount outstanding. At September 30, 2026, the Company was in compliance with all covenants under this bond. The interest rates at September 30, 2026 and June 30, 2026 were 4.63% and 4.57%, respectively.

Debt Issuance Costs

At September 30, 2026, net debt issuance costs associated with the credit facilities, term loan and bond totaled $1.5 million and are being amortized on a straight-line basis through the maturity date of each respective debt instrument.

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

The Company had contracts outstanding for purposes of managing cash flows with notional amounts of $14.3 million and $15.2 million for the exchange of foreign currencies at September 30, 2026 and June 30, 2026, respectively. To date, the Company has chosen not to designate these derivatives as hedging instruments, and accordingly, these instruments are adjusted to fair value through earnings in other income and expense. Summarized financial information related to these derivative contracts and changes in the underlying value of the foreign currency exposures included in the Condensed Consolidated Income Statements for the quarters ended September 30, 2026 and 2025 are as follows:

	Quarter ended
	September 30,
	2026	2025
	(in thousands)
Net foreign exchange derivative contract losses	$182	$655
Net foreign currency transactional and re-measurement gains	(88)	(307)
Net foreign currency exchange losses	$94	$348

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

These interest rate swap agreements are designated as cash flow hedges to hedge the variable rate interest payments on the revolving credit facility. Interest rate differentials paid or received under the swap agreements are recognized as adjustments to interest expense. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings, but are reported as other comprehensive income (loss). There was no ineffective portion to be recorded as an adjustment to earnings for the quarters ended September 30, 2026 and 2025.

The components of the cash flow hedge included in the Condensed Consolidated Statement of Comprehensive Income for the quarters ended September 30, 2026 and 2025, are as follows:

	Quarter ended
	September 30,
	2026	2025
	(in thousands)
Net interest income recognized as a result of interest rate swap	$(19)	$(322)
Unrealized gain in fair value of interest rate swap	220	15
Net increase (decrease) in accumulated other comprehensive income	201	(307)
Income tax effect	50	(77)
Net increase (decrease) in accumulated other comprehensive income, net of tax	$151	$(230)

The Company used the following derivative instruments at September 30, 2026 and June 30, 2026, reflected in its Condensed Consolidated Balance Sheets, for the risk management purposes detailed above:

		September 30, 2026		June 30, 2026
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
		(in thousands)
Derivative assets:
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$5	$—	$—
Foreign currency hedge	Prepaid expenses and other current assets	$88	$—	$11	$—
Interest rate swap agreement	Other non-current assets	$440	$—	$239	$—
Derivative liabilities:
Forward foreign currency exchange contracts	Accrued expenses and other current liabilities	$—	$—	$—	$3

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

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at September 30, 2026:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$39,003	$39,003	$—	$—
Forward foreign currency exchange contracts	5	—	5	—
Interest rate swap agreement	440	—	440	—
Foreign currency hedge	88	—	88	—
Total assets at fair value	$39,536	$39,003	$533	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$38,992	$38,992	$—	$—
Liability for contingent consideration, current and non-current	24,220	—	—	24,220
Total liabilities at fair value	$63,212	$38,992	$—	$24,220

The following table summarizes the valuation of the Company’s remaining assets and liabilities measured at fair value on a recurring basis at June 30, 2026:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Deferred compensation plan investments, current and non-current	$37,642	$37,642	$—	$—
Interest rate swap agreement	239	—	239	—
Foreign currency hedge	11	—	11	—
Total assets at fair value	$37,892	$37,642	$250	$—
Liabilities:
Deferred compensation plan investments, current and non-current	$37,642	$37,642	$—	$—
Forward foreign currency exchange contracts	3	—	3	—
Liability for contingent consideration, current and non-current	28,150	—	—	28,150
Total liabilities at fair value	$65,795	$37,642	$3	$28,150

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

The following tables summarize the fair value of the Company's contingent consideration liabilities at September 30, 2026 and September 30, 2025:

	Contingent consideration for the quarter ended
	September 30, 2026
	Specialty Technology Solutions	Intelisys & Solution Services	Total
	(in thousands)
Fair value at beginning of period	$15,880	$12,270	$28,150
Payments	(3,783)	—	(3,783)
Change in fair value of contingent consideration	473	(620)	(147)
Fair value at end of period	$12,570	$11,650	$24,220

	Contingent consideration for the quarter ended
	September 30, 2025
	Specialty Technology Solutions	Intelisys & Solution Services	Total
	(in thousands)
Fair value at beginning of period	$6,660	$12,440	$19,100
Payments	(1,375)	—	(1,375)
Change in fair value of contingent consideration	145	169	314
Fair value at end of period	$5,430	$12,609	$18,039

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
Specialty Technology Solutions

The fair value of the contingent consideration related to Advantix is determined using a static discounted cash flow model. The liability recognized at September 30, 2026 was $4.6 million, of which $2.1 million is classified as current. The change in fair value for the quarter ended September 30, 2026 is primarily due to the recurring amortization of the unrecognized fair value discount. Earnout payments totaling $1.8 million and $1.4 million were paid to the sellers of Advantix during the quarters ended September 30, 2026 and 2025, respectively. Future earnout payments to the sellers of Advantix are payable based on results through fiscal year 2028.

The fair value of the contingent consideration related to DataXoom is determined using the Monte Carlo method. The liability recognized at September 30, 2026 was $7.9 million, none of which is classified as current. The change in fair value for the quarter ended September 30, 2026 is primarily due to the recurring amortization of the unrecognized fair value discount, partially offset by a change in forecasted results. The first earnout payment totaling $2.0 million was paid to the sellers of DataXoom during the quarter ended September 30, 2026. Future earnout payments to the sellers of DataXoom are payable based on results from fiscal year 2028.

Intelisys & Solution Services

The fair value of the contingent consideration related to Resourcive is determined using the Monte Carlo method. The liability recognized at September 30, 2026 was $11.7 million, all of which is classified as current and is due to the sellers of Resourcive during fiscal year 2027. The change in fair value for the quarter ended September 30, 2026 is primarily due a change in forecasted results, partially offset by the recurring amortization of the unrecognized fair value discount.

Significant observable inputs used in recurring Level 3 fair value measurements for the Company's contingent consideration liabilities by segment related to acquisitions at September 30, 2026 and September 30, 2025 were as follows.

	Significant observable inputs		Significant observable inputs
	September 30, 2026		September 30, 2025
Acquisition	Specialty Technology Solutions	Intelisys & Solution Services	Specialty Technology Solutions	Intelisys & Solution Services
Weighted-average payor credit spread	1.02%	1.02%	1.80%	1.80%
Weighted-average adjusted EBITDA risk premium	12.40%	12.70%	15.30%	12.70%
Adjusted EBITDA volatility	60.00%	50.00%	*	40.00%

*Not applicable to the Specialty Technology Solutions segment for the quarter ended September 30, 2026.

(10) Segment Information

The Company is a leading provider of technology solutions and services to channel sales partners in specialty technology markets. The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM") who evaluates how the Company allocates resources, assess performance and make strategic and operational decisions. The CODM reviews key financial measures for each reportable segment based on various financial results including net sales, gross profit and operating income. These measures are assessed in the annual budget process as well as on an actual-to-budget comparison and an actual-to-forecast comparison when making decisions about the allocation of resources to each segment. In addition to financial results such as net sales, gross profit, and operating income, the CODM also considers a range of operational and financial metrics, including EBITDA, return on invested capital, customer metrics and other strategic indicators. These tools support a comprehensive view of performance and inform strategic decisions across the Company's reportable segments.

Corporate primarily includes corporate service costs that are not included in the CODM's assessment of the performance of each of the identified reportable segments. In connection with that assessment, the CODM may exclude matters, such as charges for impairments, significant, higher-cost restructuring programs, costs associated with separation activities, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions and certain litigation settlements. The CODM also reviews certain other measures including total assets and property and equipment by segment and geography.

Based on such evaluations, the Company has two reportable segments based on sales model.

Specialty Technology Solutions Segment

The Specialty Technology Solutions segment operates primarily in the United States and Brazil and includes specialty technology solutions distributed through a wholesale/resale sales model. This segment includes hardware, SaaS and subscription services. The specialty technology solutions include the following:

•Communications - voice, video, communication platform integration and contact center solutions;
•    Connectivity - managed connectivity and wireless enablement solutions;
•Mobility and barcode - mobile computing, barcode scanners and imagers, RFID (radio frequency identification devices), barcode printing and related services;
•Networking - switching, routing and wireless products and software;
•Payment terminals - self-service kiosks including self-checkout, payment terminals and mobile payment devices;
•Physical security - video surveillance and analytics, video management software and access control; and
•POS - Point of Sale systems, integrated POS software platforms.

Intelisys & Solution Services Segment

The Intelisys & Solution Services segment operates in the United States and consists of sales and services to both channel sales partners and end users. As a technology services distributor, or TSD, Intelisys distributes connectivity, cloud and next-generation technologies through an agency sales model. Channel sales partners also have access to SaaS and subscription-based services through the company’s proprietary tools, platforms and flexible routes to market. Adding MicroAge allows the Company to serve as IT solutions integrator, managed service provider and digital transformation partner for end-users. Segment technology offerings include:

•AI Solutions
•Cloud
•Connectivity & SDN (Software-Defined Networking)
•CX (Unified Communications as a Service and Contact Center as a Service)
•Data Center
•Managed services
•Security
•Wireless & IoT

By offering flexible routes to market and a robust solutions portfolio, this segment helps advisors service a wide range of end users including businesses of all sizes.

Selected financial information about the Company's segments for the quarters ended September 30, 2026 and 2025 are presented below:

	Specialty Technology Solutions	Intelisys & Solution Services	Corporate(a)	Total
Quarter ended September 30, 2026:
Net sales	$917,299	$44,995	$—	$962,294
Cost of sales	830,699	14,651	—	845,350
Gross profit	86,600	30,344	—	116,944
Other operating expenses(b)	76,430	22,079	6,042	104,551
Operating income (loss)	$10,170	$8,265	$(6,042)	$12,393

Other Segment Items
Depreciation and amortization(c)	$3,605	$3,129	$—	$6,734
Change in fair value of contingent consideration(d)	$473	$(620)	$—	$(147)
Capital expenditures	$(1,731)	$(111)	$—	$(1,842)

Quarter ended September 30, 2025:
Net sales	$715,447	$24,203	$—	$739,650
Cost of sales	631,544	633	—	632,177
Gross profit	83,903	23,570	—	107,473
Other operating expenses(b)	63,528	17,752	290	81,570
Operating income (loss)	$20,375	$5,818	$(290)	$25,903

Other Segment Items
Depreciation and amortization(c)	$3,970	$2,230	$—	$6,200
Change in fair value of contingent consideration(d)	$145	$169	$—	$314
Capital expenditures	$(2,174)	$(221)	$—	$(2,395)
(a) For the quarter ended September 30, 2026, the amount in Other operating expenses unallocated to the segments include acquisition and restructuring costs. For the quarter ended September 30, 2025, the amount in Other operating expenses unallocated to the segments includes acquisition and cyberattack restoration costs.

(b) Primarily includes payroll and other employee expenses and other selling and general administrative expenses
(c) Depreciation and amortization expense is primarily included within Other operating expenses
(d) Change in fair value of contingent consideration is included within Other operating expenses

	Quarter ended
	September 30,
	2026	2025
	(in thousands)
Sales by Geography Category:
United States & Canada (a)	$914,738	$683,094
Brazil	49,148	57,433
Less intercompany sales	(1,592)	(877)
Net sales	$962,294	$739,650

(a) Net sales in Canada are supported by U.S. operations and represent less than 5.0% of net sales for the quarters ended September 30, 2026 and 2025.

	September 30, 2026	June 30, 2026
	(in thousands)
Assets:
Specialty Technology Solutions	$1,695,344	$1,709,222
Intelisys & Solution Services	537,970	223,207
	$2,233,075	$1,932,429
Property and equipment, net by Geography Category:
United States	$14,341	$14,398
Brazil	20,618	20,458
	$34,959	$34,856

(11) Leases

In accordance with Accounting Standards Codification ("ASC") 842, at contract inception the Company determines if a contract contains a lease by assessing whether the contract contains an identified asset and whether the Company has the ability to control the asset. The Company also determines if the lease meets the classification criteria for an operating lease versus a finance lease under ASC 842. Substantially all of the Company's leases are operating leases for real estate, warehouse and office equipment ranging in duration from 1 year to 10 years. The Company has elected not to record short-term operating leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets. Operating leases are recorded as other non-current assets, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has finance leases for information technology equipment expiring through fiscal year 2028. Finance leases are recorded as property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the condensed consolidated financial statements at September 30, 2026 and the consolidated financial statements at June 30, 2026.

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

The following table presents amounts recorded on the Condensed Consolidated Balance Sheets related to operating leases at September 30, 2026 and June 30, 2026:

		September 30, 2026	June 30, 2026
Operating leases	Balance Sheet location	(in thousands)
Operating lease right-of-use assets	Other non-current assets	$8,109	$8,850
Current operating lease liabilities	Accrued expenses and other current liabilities	$4,744	$4,557
Long-term operating lease liabilities	Other long-term liabilities	$3,958	$4,927

The following table presents amounts recorded in operating lease expense as part of selling general and administrative expenses on the Condensed Consolidated Income Statements during the quarters ended September 30, 2026 and 2025. Operating lease costs contain immaterial amounts of short-term lease costs for leases with an initial term of 12 months or less.

	Quarter ended September 30,
	2026	2025
	(in thousands)
Operating lease cost	$1,265	$1,230
Variable lease cost	431	360
	$1,696	$1,590

Supplemental cash flow information related to the Company's operating leases for the three months ended September 30, 2026 and 2025 are presented in the table below:

	Quarter ended September 30,
	2026	2025
	(in thousands)
Cash paid for amounts in the measurement of lease liabilities	$1,422	$1,136
Right-of-use assets obtained in exchange for lease obligations	2,012	1,385

The weighted-average remaining lease term and discount rate at September 30, 2026 are presented in the table below:

September 30, 2026
Weighted-average remaining lease term	2.44
Weighted-average discount rate	7.15%

The following table presents the maturities of the Company's operating lease liabilities at September 30, 2026:

Operating leases
(in thousands)
2027	$4,002
2028	2,650
2029	1,701
2030	1,126
2031	71
Total future payments	9,550
Less: amounts representing interest	848
Present value of lease payments	$8,702
(12) Commitments and Contingencies

The Company or its subsidiaries are, from time to time, party to lawsuits arising out of operations. Although there can be no assurance, based upon information known to the Company, the Company believes that any liability resulting from an adverse determination of such lawsuits would not have a material adverse effect on the Company’s financial condition and results of operations.

(13) Income Taxes

Income taxes for the quarters ended September 30, 2026 and 2025 have been included in the accompanying condensed consolidated financial statements using an estimated annual effective tax rate. In addition to applying the estimated annual effective tax rate to pre-tax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax provision.

During the quarter ended September 30, 2026, a discrete net tax benefit of $0.2 million was recorded, which is attributable to stock compensation, partially offset by certain tax expenses. There were no material discrete items recorded during the quarter ended September 30, 2025. The Company’s effective tax rate of 27.1% and 26.4% for the quarters ended September 30, 2026 and 2025 differs from the current federal statutory rate of 21% primarily as a result of income derived from tax jurisdictions with varying income tax rates, nondeductible expenses, and state income tax rates.

As of September 30, 2026, the Company maintains the ability to access the earnings of foreign subsidiaries. The Company has determined that there is no material deferred tax liability for federal, state and withholding tax related to undistributed earnings. There is no certainty to the timing of any future distributions of such earnings to the U.S. in whole or in part.

The Company had approximately $3.9 million and $1.3 million of total gross unrecognized tax benefits at September 30, 2026 and June 30, 2026, respectively. At September 30, 2026, approximately $3.6 million of this total represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximated $3.5 million and $0.6 million accrued for interest and penalties at September 30, 2026 and June 30, 2026, respectively.

The Company has recorded an unrecognized tax benefit, interest, and penalties related to pre-acquisition tax positions of MicroAge. Pursuant to the purchase agreement, the Company is entitled to indemnification from the seller for these matters and has recorded a corresponding indemnification asset.

The Company conducts business internationally and one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries and states in which it operates. With certain exceptions, the Company is no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for the years before June 30, 2021.

(14) Restructurings

During the fiscal year ended June 30, 2026, as part of a strategic review of organizational structure and operations, the Company implemented a cost reduction and restructuring program to align its cost structure with demand expectations in its business. Employee separation and benefit costs included in selling, general, and administrative expenses for the quarter ended September 30, 2026 were $1.7 million.

Accrued restructuring costs are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The following table represents activity for the quarter ended September 30, 2026:

Accrued Expenses
(in thousands)
Balance at June 30, 2026	$1,570
Charged to expense	1,653
Cash payments	(352)
Balance at September 30, 2026	$2,871

The remaining balance as of September 30, 2026 of $2.9 million is expected to be paid through the fourth quarter of fiscal year 2028.

(15) Business Acquisitions

On October 20, 2025, ScanSource completed the acquisition of DataXoom, a connectivity provider dedicated to supporting purpose-built mobile deployments across the Company's current supplier line card and beyond. The initial cash purchase price totaled $18.4 million, in addition, the initial contingent consideration is valued at $9.4 million. DataXoom complements the Company's Advantix investment and is included in the Specialty Technology Solutions segment. The allocation of the purchase prices to the assets and liabilities acquired, including the final valuation of the identifiable intangible assets and associated tax adjustments, have been concluded as of the reporting date. The impact of the DataXoom acquisition was not material to the consolidated financial statements.

On September 1, 2026, ScanSource completed the acquisition of MicroAge, a leading IT solutions integrator, managed services provider (MSP), and digital transformation partner, helping businesses design, implement, secure, manage, and optimize their IT environments. MicroAge complements the Company's advisory business and is included in the Intelisys & Solution Services segment. The initial cash purchase price totaled $248.2 million. The Company acquired $30.5 million of cash during the acquisition, resulting in $217.8 million net cash paid for MicroAge initially. Per the purchase agreement, a portion of the purchase price was placed into escrow to indemnify the Company of any pre-acquisition contingencies. As of September 30, 2026, the balance available in escrow was $9.8 million, $3.0 million of which is reserved for post-closing adjustments.

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

MicroAge
(in thousands)
Fair value of assets acquired:
Cash and cash equivalents	$30,465
Accounts receivable	43,808
Prepaid expenses and other current assets	1,886
Property and equipment, net	353
Identifiable intangible assets	177,200
Other non-current assets	5,237
Total identifiable assets	$258,949

Fair value of liabilities assumed:
Accounts payable	$39,148
Accrued expenses and other current liabilities	19,059
Deferred income taxes	46,663
Other long-term liabilities	4,872
Total liabilities assumed	$109,742

Net assets acquired	$149,207
Goodwill	99,030
Total consideration transferred	$248,237

The following table summarizes the valuation of the fair value of intangibles acquired:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships	$167,000	14
Trade names	10,000	13
Non-compete agreements	200	4
	$177,200

During the quarter ended September 30, 2026 and following acquisition on September 1, 2026, MicroAge contributed net sales of $20.0 million and net income of $0.6 million. MicroAge net income for the period described includes $1.2 million of amortization expense related to identified intangible assets.

The following unaudited pro forma financial information presents the combined results of operations of the Company and MicroAge as if the acquisition had occurred on July 1, 2025. For the quarter ended September 30, 2026, unaudited pro forma net sales and net income were approximately $1.0 billion and $9.7 million, respectively. For the quarter ended September 30, 2025, unaudited pro forma net sales and net income were approximately $786.3 million and $13.4 million, respectively.

The unaudited pro forma results were calculated by combining the historical results of the Company and MicroAge and giving effect to the acquisition and related adjustments as if the acquisition had occurred on July 1, 2025. The pro forma results include adjustments to conform MicroAge’s accounting policies to those of the Company, including the presentation of certain revenue arrangements on a gross or net basis, as applicable; incremental amortization expense associated with the fair value of acquired intangible assets; incremental interest expense associated with borrowings used to finance the acquisition; and the related income tax effects. The unaudited pro forma results do not reflect expected cost savings, operating synergies or other anticipated benefits of the acquisition.

The unaudited pro forma net income for the three months ended September 30, 2026 was adjusted to exclude $3.8 million of nonrecurring acquisition-related costs directly attributable to the acquisition. The unaudited pro forma net income for the three months ended September 30, 2025 was adjusted to include $3.9 million of nonrecurring acquisition-related costs as if such costs had been incurred during the period in which the acquisition is assumed to have occurred.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on July 1, 2025, nor is it necessarily indicative of the Company’s future operating results.

The Company continues to evaluate acquisitions on an on-going basis and has recognized acquisition cost of $4.4 million and $0.3 million for the quarters ended September 30, 2026 and September 30, 2025, respectively. Acquisition-related costs are included in selling, general and administrative expenses on the Condensed Consolidated Income Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ScanSource is a leading technology distributor uniquely positioned to address complex technologies and to accelerate growth for channel sales partners across hardware, SaaS, connectivity, cloud and services. Our recent acquisition of MicroAge expands our offerings to include hardware and managed services to end-users across cloud, AI, data center, and cybersecurity. We provide technology solutions and services from approximately 700 leading suppliers of mobility and barcode, POS, payment terminals, physical security, networking, communications, connectivity, cloud, data center and cyber security to our approximately 27,000 channel sales partners and end-users located primarily in the United States, Canada and Brazil.

We operate our business under a management structure that enhances our technology distribution growth strategy. Our segments operate primarily in the United States and Brazil:

•Specialty Technology Solutions
•Intelisys & Solution Services

We operate product distribution facilities in Mississippi, California, and Kentucky that support the United States and Canada. Brazil product distribution facilities are located in the Brazilian states of Paraná, Espirito Santo and Santa Catarina.

Recent Developments

Impact of the Macroeconomic Environment, Including Growth Outlook, Inflation and Tariffs

The macroeconomic environment, including the economic impacts of growth outlook, inflationary pressures, tariffs and evolving geopolitical conflicts and trade relationships, continues to create significant uncertainty and may adversely affect our financial condition, results of operations and liquidity. We remain mindful of the potential impact these conditions could have on our channel sales partners, suppliers and end-user demand. We expect to pass through to our channel sales partners any supplier price increases resulting from tariffs or other factors. While we are monitoring these conditions and maintaining financial flexibility to mitigate potential impacts; the extent and duration of any effects remain uncertain.

Our Strategy

Our strategy is to drive sustainable, profitable growth by providing complex technology solutions through a growing ecosystem of channel sales partners leveraging our people, processes and tools. Our goal is to provide exceptional experiences for our channel sales partners, suppliers and employees, and we strive for operational excellence. Our differentiated technology distribution strategy utilizes multiple sales models to offer hardware, SaaS, connectivity, cloud and services from leading technology suppliers to channel sales partners that solve end users’ challenges. ScanSource enables channel sales partners to deliver solutions for their end users to address changing buying and consumption patterns. Our solutions may include a combination of offerings from multiple suppliers or give our channel sales partners access to additional services. As a trusted adviser to our channel sales partners, we provide innovative solutions through our strong understanding of end-user needs.

Results of Operations

Net Sales

We have two reportable segments, which are based on sales channels. The following tables summarize our net sales results by operating segment and by geographic location for the quarters ended September 30, 2026 and 2025:

	Quarter ended September 30,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Segment:	2026	2025	$ Change	% Change
	(in thousands)
Specialty Technology Solutions	$917,299	$715,447	$201,852	28.2%	27.5%
Intelisys & Solution Services	44,995	24,203	20,792	85.9%	3.2%
Total net sales	$962,294	$739,650	$222,644	30.1%	26.8%

(a) A reconciliation of non-GAAP net sales in constant currency, excluding acquisitions, is presented at the end of Results of Operations, under Non-GAAP Financial Information.

Specialty Technology Solutions

The Specialty Technology Solutions segment consists of sales to channel partners in the United States, Canada and Brazil. For the quarter ended September 30, 2026, net sales increased $201.9 million, or 28.2%, compared to the prior-year quarter. Excluding the impact of acquisitions and the impact of foreign exchange rate fluctuations, non-GAAP net sales increased $197.1 million, or 27.5%, for the quarter ended September 30, 2026 compared to the prior-year quarter. The increase in net sales and non-GAAP net sales for the quarter is primarily due to broad-based growth in North America.

Intelisys & Solution Services

The Intelisys & Solution Services segment consists of sales and services to channel partners and end-users in the United States and Canada. For the quarter ended September 30, 2026, net sales increased $20.8 million, or 85.9%, compared to the prior-year quarter. The increase in net sales includes the acquisition of MicroAge. Excluding the impact of acquisitions, non-GAAP net sales increased $0.8 million, or 3.2%, for the quarter ended September 30, 2026 compared to the prior-year quarter, primarily from Intelisys business growth. Quarterly net billings for Intelisys increased 3.8% over the prior-year quarter to bring annualized net billings to approximately $2.89 billion.

	Quarter ended September 30,				% Change, Constant Currency, Excluding Acquisitions (a)
Net Sales by Geography:	2026	2025	$ Change	% Change
	(in thousands)
United States & Canada (b)	$913,975	$682,217	$231,758	34.0%	30.7%
Brazil	48,319	57,433	(9,114)	(15.9)%	(20.5)%
Total net sales	$962,294	$739,650	$222,644	30.1%	26.8%

(a) A reconciliation of non-GAAP net sales in constant currency is presented at the end of Results of Operations in the non-GAAP section.
(b) Net sales in Canada are supported by U.S. operations and represent less than 5.0% of net sales for the quarters ended September 30, 2026 and 2025.

Gross Profit

The following table summarizes our gross profit for the quarters ended September 30, 2026 and 2025:

	Quarter ended September 30,				% of Net Sales September 30,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Specialty Technology Solutions	$86,600	$83,903	$2,697	3.2%	9.4%	11.7%
Intelisys & Solution Services	30,344	23,570	6,774	28.7%	67.4%	97.4%
Gross profit	$116,944	$107,473	$9,471	8.8%	12.2%	14.5%

Our gross profit is primarily affected by sales volume and gross margin mix. Gross margin mix is impacted by multiple factors, which include sales mix (proportion of sales of higher margin products or services relative to total sales), supplier program recognition (consisting of volume rebates, inventory price changes and purchase discounts) and freight costs. Increases in supplier program recognition decrease cost of goods sold, thereby increasing gross profit. Gross profit margin in our Intelisys & Solution Services segment has historically been significantly higher than our Specialty Technology Solutions segment due to a larger contribution of recurring revenue which is recorded on a net basis. With the acquisition of MicroAge into the Intelisys & Solution Services segment, we are introducing a different sales mix that includes hardware, software and services recorded on a gross basis.

Specialty Technology Solutions

For the quarter ended September 30, 2026, gross profit dollars for the Specialty Technology Solutions segment increased $2.7 million, or 3.2%, compared to the prior-year quarter. Higher sales volumes, after considering cost of goods sold, increased gross profit by $23.7 million. Sales mix reduced gross profit by $21.0 million for the quarter. Gross profit margin decreased 229 basis points over the prior-year quarter to 9.4%.

Intelisys & Solution Services

For the quarter ended September 30, 2026, gross profit dollars for the Intelisys & Solution Services segment increased $6.8 million, or 28.7%, compared to the prior-year quarter. The MicroAge acquisition increased gross profit by $5.6 million for the quarter. Excluding the impact of the acquisition, gross profit increased $1.2 million. Higher sales volumes, after considering cost of goods sold, increased gross profit by $0.8 million. Sales mix increased gross profit by $0.4 million. Gross profit margin, excluding acquisitions, increased 161 basis points compared to the prior-year quarter. Gross profit margin was 67.4% for the quarter ended September 30, 2026, compared to 97.4% in the prior year due to the inclusion of MicroAge.

Operating Expenses

The following table summarizes our operating expenses for the quarters ended September 30, 2026 and 2025:

	Quarter ended September 30,				% of Net Sales September 30,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Selling, general and administrative expenses	$96,509	$75,275	$21,234	28.2%	10.0%	10.2%
Depreciation expense	1,874	1,577	297	18.8%	0.2%	0.2%
Intangible amortization expense	4,662	4,404	258	5.9%	0.5%	0.6%
Restructuring expense	1,653	—	1,653	(100.0)%	0.2%	0.0%
Change in fair value of contingent consideration	(147)	314	(461)	*nm	0.0%	0.0%
Operating expenses	$104,551	$81,570	$22,981	28.2%	10.9%	11.0%
*nm - percentages are not meaningful

Selling, general and administrative expenses (“SG&A”) increased by $21.2 million, or 28.2%, for the quarter ended September 30, 2026, compared to the prior-year quarter. The increase for the quarter ended September 30, 2026 is primarily attributable to increased employee-related expenses and costs related to acquisitions. In addition, SG&A includes approximately $4.5 million of higher bad debt expenses, primarily related to specific customer credit exposures in Brazil.

The increase in depreciation expense during the quarter ended September 30, 2026 is largely due to IT assets put into service in the first quarter of fiscal 2027.

Restructuring expense incurred in the quarter ended September 30, 2026 relate to employee separation and benefit costs in connection with our expense reduction and restructuring plan.

We present changes in fair value of the contingent consideration owed to the former shareholders of businesses that we acquire as a separate line item in operating expenses. We recorded a fair value adjustment of $0.1 million in the quarter ended September 30, 2026 largely due to changes in forecasted results, partially offset by the recurring amortization of the unrecognized fair value discount. Comparatively, we recorded expense of $0.3 million in the prior-year quarter largely due to the recurring amortization of the unrecognized fair value discount.

Operating Income

The following table summarizes our operating income for the quarters ended September 30, 2026 and 2025:

	Quarter ended September 30,				% of Net Sales September 30,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Specialty Technology Solutions	$10,170	$20,375	$(10,205)	(50.1)%	1.1%	2.8%
Intelisys & Solution Services	8,265	5,818	2,447	42.1%	18.4%	24.0%
Corporate	(6,042)	(290)	(5,752)	*nm	*nm	*nm
Operating income	$12,393	$25,903	$(13,510)	(52.2)%	1.3%	3.5%
*nm - percentages are not meaningful

Specialty Technology Solutions

For the Specialty Technology Solutions segment, operating income decreased $10.2 million, or 50.1% for the quarter ended September 30, 2026, compared to the prior-year quarter. Operating margin was 1.1% and 2.8% for the quarters ended September 30, 2026 and 2025, respectively. The decrease in operating income for the quarter is primarily due to increased costs related to bad debt expense, as well as increased employee-related expenses.

Intelisys & Solution Services

For the Intelisys & Solution Services segment, operating income increased $2.4 million, or 42.1%, for the quarter ended September 30, 2026, compared to the prior-year quarter. Operating margin was 18.4% and 24.0% for the quarters ended September 30, 2026 and 2025, respectively. The increase in operating income for the quarter is primarily due to the MicroAge acquisition. The decrease in operating margin reflects a higher mix of hardware, software, and services as a result of the acquisition.

Corporate

For the quarter ended September 30, 2026, Corporate operating losses of $6.0 million represents $4.4 million of acquisition-related costs and $1.6 million of restructuring costs. For the quarter ended September 30, 2025, Corporate operating losses of $0.3 million largely represent acquisition-related costs.

Total Other (Income) Expense

The following table summarizes our total other (income) expense for the quarters ended September 30, 2026 and 2025:

	Quarter ended September 30,				% of Net Sales September 30,
	2026	2025	$ Change	% Change	2026	2025
	(in thousands)
Interest expense	$3,091	$1,914	$1,177	61.5%	0.3%	0.3%
Interest income	(2,664)	(3,180)	516	(16.2)%	(0.3)%	(0.4)%
Net foreign exchange losses (gains)	94	348	(254)	(73.0)%	0.0%	0.0%
Other, net	(47)	(175)	128	(73.1)%	(0.0)%	(0.0)%
Total other (income) expense, net	$474	$(1,093)	$1,567	(143.4)%	0.0%	(0.1)%
*nm - percentages are not meaningful

Interest expense consists primarily of interest incurred on borrowings, non-utilization fees charged on the revolving credit facility and amortization of debt issuance costs. Interest expense increased for the quarter ended September 30, 2026 compared to the prior-year quarter, primarily from higher average borrowings on our multi-currency revolving credit facility.

Interest income decreased for the quarter ended September 30, 2026 primarily from lower cash balances.

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

Provision for Income Taxes

For the quarter ended September 30, 2026, income tax expense was $3.2 million reflecting an effective tax rate of 27.1%. In comparison, for the quarter ended September 30, 2025, income tax expense was $7.1 million reflecting an effective tax rate of 26.4%. See Note 13 - Income Taxes to the Notes to Consolidated Financial Statements for further discussion.

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
We calculate adjusted ROIC as adjusted EBITDA, divided by invested capital. Invested capital is defined as average equity plus average daily funded interest-bearing debt for the period. The following table summarizes annualized adjusted ROIC for the quarters ended September 30, 2026 and 2025, respectively:

	Quarter ended September 30,
	2026	2025
Adjusted return on invested capital ratio, annualized (a)	10.7%	14.6%

(a)The annualized EBITDA amount is divided by days in the quarter times 365 days per year, or 366 days for leap year. There were 92 days in the current and in the prior-year quarter.

The components of this calculation and reconciliation to our financial statements are shown on the following schedule:

	Quarter ended September 30,
	2026	2025
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income (GAAP)	$8,691	$19,878
Plus: Interest expense	3,091	1,914
Plus: Income taxes	3,228	7,118
Plus: Depreciation and amortization	6,734	6,200
EBITDA (non-GAAP)	21,744	35,110
Plus: Change in fair value of contingent consideration	(147)	314
Plus: Share-based compensation	3,659	2,876
Plus: Acquisition costs (a)	4,389	261
Plus: Cyberattack restoration costs	—	29
Plus: Restructuring costs	1,653	—
Adjusted EBITDA (numerator for adjusted ROIC) (non-GAAP)	$31,298	$38,590
(a) Acquisition costs are generally non-deductible for tax purposes.

	Quarter ended September 30,
	2026	2025
	(in thousands)
Invested capital calculations:
Equity – beginning of the quarter	$910,792	$906,409
Equity – end of the quarter	915,655	914,032
Plus: Change in fair value of contingent consideration, net of tax	(110)	236
Plus: Share-based compensation, net	2,739	2,152
Plus: Acquisition costs (a)	4,389	261
Plus: Cyberattack restoration costs, net	—	21
Plus: Restructuring, net	1,241	—
Average equity	917,353	911,556
Average funded debt (b)	242,334	137,113
Invested capital (denominator for adjusted ROIC) (non-GAAP) (c)	$1,159,687	$1,048,669

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

Net Sales by Segment:
	Quarter ended September 30,
	2026	2025	$ Change	% Change
Specialty Technology Solutions:	(in thousands)
Net sales, reported	$917,299	$715,447	$201,852	28.2%
Foreign exchange impact (a)	(2,650)	—
Less: Acquisitions	(2,119)	—
Non-GAAP net sales	$912,530	$715,447	$197,083	27.5%

Intelisys & Solution Services:
Net sales, reported	$44,995	$24,203	$20,792	85.9%
Less: Acquisitions	(20,006)	—
Non-GAAP net sales	$24,989	$24,203	$786	3.2%

Consolidated:
Net sales, reported	$962,294	$739,650	$222,644	30.1%
Foreign exchange impact (a)	(2,650)	—
Less: Acquisitions	(22,125)	—
Non-GAAP net sales	$937,519	$739,650	$197,869	26.8%

(a) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2026 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2025.

Net Sales by Geography:
	Quarter ended September 30,
	2026	2025	$ Change	% Change
United States & Canada:	(in thousands)
Net sales, reported (a)	$913,975	$682,217	$231,758	34.0%
Less: Acquisitions	(22,125)	—
Non-GAAP net sales	$891,850	$682,217	$209,633	30.7%

Brazil:
Net sales, reported (b)	$48,319	$57,433	$(9,114)	(15.9)%
Foreign exchange impact (c)	(2,650)	—
Non-GAAP net sales, constant currency	$45,669	$57,433	$(11,764)	(20.5)%

Consolidated:
Net sales, reported	$962,294	$739,650	$222,644	30.1%
Foreign exchange impact (c)	(2,650)	—
Less: Acquisitions	(22,125)	—
Non-GAAP net sales, constant currency	$937,519	$739,650	$197,869	26.8%

(a) Net sales in Canada are supported by U.S. operations and represent less than 5.0% of United States net sales for the quarters ended September 30, 2026 and 2025.
(b) Includes net sales from outside of the United States, Canada and Brazil, which represent less than 0.1% of Brazil net sales for the quarters ended September 30, 2026 and 2025.
(c) Year-over-year net sales growth rate excluding the translation impact of changes in foreign currency exchange rates. Calculated by translating the net sales for the quarter ended September 30, 2026 into U.S. dollars using the average foreign exchange rates for the quarter ended September 30, 2025.

Operating Income by Segment:
	Quarter ended September 30,				% of Net Sales September 30,
	2026	2025	$ Change	% Change	2026	2025
Specialty Technology Solutions:	(in thousands)
GAAP operating income	$10,170	$20,375	$(10,205)	(50.1)%	1.1%	2.8%
Adjustments:
Amortization of intangible assets	1,843	2,216	(373)
Change in fair value of contingent consideration	473	145	328
Non-GAAP operating income	$12,486	$22,736	$(10,250)	(45.1)%	1.4%	3.2%

Intelisys & Solution Services:
GAAP operating income	$8,265	$5,818	$2,447	42.1%	18.4%	24.0%
Adjustments:
Amortization of intangible assets	2,819	2,188	631
Change in fair value of contingent consideration	(620)	169	(789)
Non-GAAP operating income	$10,464	$8,175	$2,289	28.0%	23.3%	33.8%

Corporate:
GAAP operating loss	$(6,042)	$(290)	$(5,752)	*nm	*nm	*nm
Adjustments:
Acquisition costs	4,389	261	4,128
Restructuring costs	1,653	—	1,653
Cyberattack restoration costs	—	29	(29)
Non-GAAP operating income	$—	$—	$—	*nm	*nm	*nm

Consolidated:
GAAP operating income	$12,393	$25,903	$(13,510)	(52.2)%	1.3%	3.5%
Adjustments:
Amortization of intangible assets	4,662	4,404	258
Change in fair value of contingent consideration	(147)	314	(461)
Acquisition costs	4,389	261	4,128
Restructuring costs	1,653	—	1,653
Cyberattack restoration costs	—	29	(29)
Non-GAAP operating income	$22,950	$30,911	$(7,961)	(25.8)%	2.4%	4.2%
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

	Quarter ended September 30, 2026
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Restructuring costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$96,509	$—	$—	$(4,389)	$—	$92,120
Operating income	12,393	4,662	(147)	4,389	1,653	22,950
Pre-tax income	11,919	4,662	(147)	4,389	1,653	22,476
Net income	8,691	3,499	(110)	4,389	1,241	17,710
Diluted EPS	$0.42	$0.17	$(0.01)	$0.21	$0.06	$0.86

	Quarter ended September 30, 2025
	GAAP Measure	Intangible amortization expense	Change in fair value of contingent consideration	Acquisition costs (a)	Cyberattack restoration costs	Non-GAAP measure
	(in thousands, except per share data)
SG&A expenses	$75,275	$—	$—	$(261)	$(29)	$74,985
Operating income	25,903	4,404	314	261	29	30,911
Pre-tax income	26,996	4,404	314	261	29	32,004
Net income	19,878	3,289	236	261	21	23,685
Diluted EPS	$0.89	$0.15	$0.01	$0.01	$—	$1.06

(a) Acquisition costs for the quarters ended September 30, 2026 and 2025 are generally nondeductible for tax purposes.

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

Cash and cash equivalents balance totaled $45.9 million at September 30, 2026, compared to $88.4 million at June 30, 2026, including $32.6 million and $35.4 million held outside of the United States at September 30, 2026 and June 30, 2026, respectively. Checks released but not yet cleared in the amount of $0.2 million and $0.1 million are included in accounts payable at September 30, 2026 and June 30, 2026, respectively.

We conduct business primarily in the United States and Brazil where we generate and use cash. We provide for United States income taxes from the earnings of our Canadian and Brazilian subsidiaries. See Note 13 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion.

Our net investment in working capital, defined as accounts receivable plus inventories less accounts payable, increased $49.6 million to $588.5 million at September 30, 2026 from $538.8 million at June 30, 2026, primarily from an increase in accounts receivable and inventories partially offset by an increase in accounts payable. Our net investment in working capital is affected by several factors such as fluctuations in sales volume, net income, timing of collections from channel sales partners, increases and decreases to inventory levels, and payments to vendors.

	Three months ended
	September 30,
	2026	2025
	(in thousands)
Cash (used in) provided by:
Operating activities	$(42,304)	$23,211
Investing activities	(219,614)	(2,395)
Financing activities	219,456	(22,950)

Operating cash flows are subject to variability period over period as a result of the timing of payments related to accounts receivable, accounts payable, and other working capital items. Net cash used in operating activities was $42.3 million for the three months ended September 30, 2026 compared to net cash provided by operating activities of $23.2 million for the three months ended September 30, 2025. Cash used in operating activities for the three months ended September 30, 2026 is primarily attributable to changes in working capital balances. Compared to September 30, 2025, accounts payable and accounts receivable increased 46.3% and 46.4%, respectively.

The number of days sales outstanding ("DSO") was 76 days at September 30, 2026, compared to 73 days at June 30, 2026 and 68 days at September 30, 2025. Inventory turned 6.3 times during the quarter ended September 30, 2026, compared to 6.6 times during the quarter ended June 30, 2026 and 5.1 times in the prior-year quarter ended September 30, 2025.

Cash used in investing activities for the three months ended September 30, 2026 and 2025 was $219.6 million and $2.4 million, respectively. Cash used in investing activities for the three months ended September 30, 2026 represents cash paid for acquisitions and capital expenditures. Cash used in investing activities for the three months ended September 30, 2025 represents cash paid for capital expenditures.

Management expects capital expenditures for fiscal year 2027 to range from $8.0 million to $12.0 million, primarily for IT and warehouse investments.

For the three months ended September 30, 2026 cash provided by financing activities totaled $219.5 million compared to cash used in financing activities of $23.0 million for the three months ended September 30, 2025. Cash provided by financing activities for the three months ended September 30, 2026 represents borrowings on our revolving line of credit. Cash used in financing activities for the three months ended September 30, 2025 is primarily attributable to common stock repurchases.

Credit Facility

On December 18, 2025, we entered into a credit agreement (the “New Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”), and the other lenders party thereto (the “Lenders”), providing for (i) a five-year, $400 million multicurrency senior secured revolving credit facility and (ii) a five-year $100 million senior secured term loan facility (the “New Credit Facilities”). In addition, pursuant to an “accordion feature,” we may increase our borrowings by up to the greater of $250 million or 150% of our EBITDA calculated on a Pro Forma Basis (each as defined in the New Credit Agreement), subject to obtaining additional credit commitments from the Lenders participating in the increase. The New Credit Agreement allows for issuance of up to $50 million for letters of credit. Borrowings under the New Credit Agreement are secured by substantially all of our assets and those of our domestic subsidiaries. Under the terms of the revolving credit facility, the payment of cash dividends is restricted. We incurred debt issuance costs of $1.4 million in connection with the New Credit Agreement, which were capitalized to other non-current assets on the Condensed Consolidated Balance Sheets and added to the unamortized debt issuance costs from the previous credit facility.

Loans denominated in U.S. dollars, other than swingline loans, bear interest at a rate per annum equal to, at our option, (i) the Term Secured Overnight Financing Rate ("SOFR") or daily simple SOFR plus an additional margin ranging from 1.00% to 1.75% depending upon our ratio of (A) total consolidated debt less its unrestricted domestic cash to (B) trailing four-quarter consolidated EBITDA measured as of the end of the most recent year or quarter, as applicable, for which financial statements have been delivered to the Lenders (the “leverage ratio”); or (ii) the base rate plus an additional margin ranging from 0% to 0.75%, depending upon our leverage ratio. All swingline loans denominated in U.S. dollars bear interest based upon the daily simple SOFR, floating daily, plus an additional margin ranging from 1.00% to 1.75% depending upon our leverage ratio, or such other rate as we and the applicable swingline lender may agree. Loans denominated in foreign currencies bear interest at a rate per annum equal to the applicable benchmark rate set forth in the New Credit Agreement plus an additional margin ranging from 1.00% to 1.75%, depending upon our leverage ratio. A commitment fee is payable on the unused amount of commitments under the revolving credit facility. The commitment fee ranges from 0.15% to 0.30%, depending on our leverage ratio.

In connection with entering into the New Credit Agreement, on December 18, 2025, we terminated and repaid all indebtedness and other obligations outstanding under our Third Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which provided for (i) a five-year, $350 million multicurrency senior secured revolving credit facility and (ii) a five-year $150 million senior secured term loan facility.

During the quarter ended September 30, 2026, all of our borrowings under New Credit Agreement and Prior Credit Agreement were U.S. dollar loans. The spread in effect as of September 30, 2026 was 1.00% for SOFR-based loans and 0.00% for alternate base rate loans. The commitment fee rate in effect at September 30, 2026 was 0.15%. The effective interest rates for the term loan were 4.91% and 4.65% as of September 30, 2026 and June 30, 2026, respectively. The New Credit Agreement includes customary representations, warranties and affirmative and negative covenants, including financial covenants. Specifically, our leverage ratio must be less than or equal to 3.50 to 1.00. In addition, our Interest Coverage Ratio (as such term is defined in the New Credit Agreement) must be at least 3.00 to 1.00 at the end of each fiscal quarter. In the event of a default, customary remedies are available to the lenders, including acceleration and increased interest rates. We were in compliance with all covenants under the New Credit Agreement at September 30, 2026.

The average daily outstanding balance on the revolving credit facility, excluding the term loan facility, was $139.9 million and $1.1 million during the three month periods ended September 30, 2026 and 2025, respectively. There was $168.1 million and $400.0 million available for additional borrowings as of September 30, 2026 and June 30, 2026, respectively. The effective interest rates for the revolving line of credit were 4.90% and 4.62% as of September 30, 2026 and June 30, 2026, respectively. There were no letters of credit issued under the multi-currency revolving credit facility as of September 30, 2026 and June 30, 2026.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. See Management's Discussion and Analysis of Financial Condition and Results from Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for a complete discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. No material changes have occurred to our market risks since June 30, 2026.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures at September 30, 2026. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective at September 30, 2026. During the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors discussed in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2026, which could materially affect our business, financial condition and/or future operating results.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In April 2025, our Board of Directors approved a $200.0 million share repurchase authorization. The authorization does not have any time limit.

The following table presents the share-repurchase activity for the quarter ended September 30, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1 - 31, 2026	33,417	$ 54.15	32,994	$ 119,006,414
August 1 - 31, 2026	106,310	$ 55.94	29,929	$ 117,356,547
September 1 - 30, 2026	49,727	$ 56.94	23,954	$ 115,974,491
Total	189,454		86,877

(1) Shares withheld from employees' stock-based awards to satisfy required tax withholding obligations totaled 423, 76,381, and 25,773 for the months of July, August and September 2026, respectively.

Dividends

We have never declared or paid a cash dividend. Under the terms of our credit facility, the payment of cash dividends is restricted.

Item 5.	Other Information

During the three months ended September 30, 2026, none of our directors or our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

Exhibit Number	Description

2.1
Stock Purchase Agreement by and among ScanSource, Inc., MicroAge Acquisition Corp., the shareholders thereof and MAAC Group, LLC dated as of August 19, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 20, 2026).

10.1 (a) +	Letter Agreement to Cisco Nonexclusive Value Added Distributor Agreement dated September 17, 2026.

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

101 (a)
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2026 and June 30, 2026; (ii) the Condensed Consolidated Income Statements for the quarters ended September 30, 2026 and 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2026 and 2025; (iv) the Condensed Consolidated Statements of Shareholder's Equity for the quarters ended September 30, 2026 and 2025; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL

104 (a)	Cover page Inline XBRL File (Included in Exhibit 101)

(a)	Filed herewith

(b)	Furnished herewith

+	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ScanSource, Inc.

Date:	November 5, 2026	/s/ MICHAEL L. BAUR
Michael L. Baur
Chair, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2026	/s/ STEVE JONES
Steve Jones
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2026	/s/ BRANDY FORD
Brandy Ford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)